Form 10-Q
period 2026-03-31
iShares Staked Ethereum Trust ETF
filed 2026-05-07
CIK 2099103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-43185

iShares® Staked Ethereum Trust ETF

(Exact name of registrant as specified in its charter)

Delaware	41-2865343
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o iShares Delaware Trust Sponsor LLC
400 Howard Street
San Francisco, California 94105

(Address of principal executive offices) (Zip Code)

(415) 670-2000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	ETHB	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2026, the Registrant had 21,640,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Staked Ethereum Trust ETF

Statement of Assets and Liabilities (Unaudited)

At March 31, 2026

March 31, 2026
Assets
Investment in ether, at fair value(a)	$409,835,035
Cash	6,044
Total Assets	409,841,079

Liabilities
Sponsor’s fee payable	30,415
Total Liabilities	30,415

Commitments and contingent liabilities (Note 6)	—

Net Assets	$409,810,664

Shares issued and outstanding(b)	15,160,000
Net asset value per Share (Note 2C)	$27.03

(a)	Cost of investment in ether is $405,833,590.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Staked Ethereum Trust ETF

Statement of Operations (Unaudited)

For the Period from January 14, 2026 (Date of Seeding) to March 31, 2026

	For the Period from January 14, 2026 (Date of Seeding) to March 31, 2026
Expenses
Sponsor’s fee	$47,465
Sponsor’s fee waived	(17,050)
Total expenses	30,415
Net investment loss	(30,415)

Net Realized and Unrealized Gain (Loss)
Net realized loss from:
Ether sold for the redemption of Shares	(29,071	)(b)
Net realized loss	(29,071	)(c)
Net change in unrealized appreciation/depreciation	4,001,445
Net realized and unrealized gain	3,972,374

Net increase in net assets resulting from operations	$3,941,959

Net increase in net assets per Share(a)	$1.10

(a)	Net increase in net assets per Share based on average shares outstanding during the period.
(b)	Includes $(29,071) of ether paid for the in-kind redemption of Shares.
(c)	Includes $(29,071) of realized losses.

See notes to financial statements.

iShares® Staked Ethereum Trust ETF

Statement of Changes in Net Assets (Unaudited)

For the Period from January 14, 2026 (Date of Seeding) to March 31, 2026

For the Period from January 14, 2026 (Date of Seeding) to March 31, 2026
Net Assets at January 14, 2026	$—

Operations:
Net investment loss	(30,415)
Net realized loss	(29,071)
Net change in unrealized appreciation/depreciation	4,001,445
Net increase in net assets resulting from operations	3,941,959

Capital Share Transactions:
Contributions for Shares issued	406,907,383
Distributions for Shares redeemed	(1,038,678)
Net increase in net assets from capital share transactions	405,868,705

Increase in net assets	409,810,664

Net Assets at March 31, 2026	$409,810,664

Shares issued and redeemed
Shares issued	15,200,000
Shares redeemed	(40,000)
Net increase in Shares issued and outstanding	15,160,000

See notes to financial statements.

iShares® Staked Ethereum Trust ETF

Statement of Cash Flows (Unaudited)

For the Period from January 14, 2026 (Date of Seeding) to March 31, 2026

For the Period from January 14, 2026 (Date of Seeding) to March 31, 2026
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$3,941,959
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(349,037,700)
Net realized (gain) loss	29,071
Net change in unrealized appreciation/depreciation	(4,001,445)
Change in operating assets and liabilities:
Sponsor’s fee payable	30,415
Net cash used in operating activities	$(349,037,700)

Cash Provided by Financing Activities
Proceeds from issuance of Shares	$349,043,744
Net cash provided by financing activities	$349,043,744

Cash
Net increase in cash	$6,044
Cash, beginning of period	—
Cash, end of period	$6,044

Supplemental disclosure of non-cash information:
Ethereum purchased for Shares issued	$57,863,639
Ethereum paid for Shares redeemed	$(1,038,678)

See notes to financial statements.

iShares® Staked Ethereum Trust ETF

Schedule of Investments (Unaudited)

At March 31, 2026

March 31, 2026

Description	Quantity	Cost	Fair Value
Ether(a)	194,989	$405,833,590	$409,835,035

Total Investments – 100.01%			409,835,035
Liabilities in Excess of Other Assets – (0.01)%			(24,371)
Net Assets – 100.00%			$409,810,664

(a)	As of March 31, 2026, 153,136 ether with a fair value of $321,867,338 are staked with third-party counterparties.

See notes to financial statements.

iShares® Staked Ethereum Trust ETF

Notes to Financial Statements (Unaudited)

March 31, 2026

1 -	Organization

The iShares Staked Ethereum Trust ETF (the “Trust”) was organized on November 19, 2025 as a Delaware statutory trust. The trustee is BlackRock Fund Advisors (the “Trustee”), which is responsible for the day-to-day administration of the Trust. The Trust’s sponsor is iShares Delaware Trust Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The Bank of New York Mellon serves as the “Trust Administrator.” The Trust is governed by the provisions of the Trust Agreement (the “Trust Agreement”) executed by the Sponsor, the Trustee and Wilmington Trust, National Association, a national association (“Delaware Trustee”), as of February 5, 2026. The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets.

On January 14, 2026, BlackRock Financial Management, Inc. (the “Seed Capital Investor”) purchased 4,000 Shares for $100,000 at a per-Share price of $25.00 (the “Seed Creation Baskets”). The Seed Capital Investor did not receive from the Trust, the Sponsor or any of their affiliates any fee or other compensation in connection with the purchase of Seed Creation Baskets. On February 18, 2026, the Trust purchased approximately 51,455 ether with the proceeds of the Seed Creation Baskets using Coinbase Inc. (the “Prime Execution Agent”). The costs incurred in connection with the purchase of ether with the proceeds of the Seed Creation Baskets were borne by the Trust. The Sponsor’s fee started accruing daily at an annualized rate equal to 0.25% of the net asset value of the Trust on February 18, 2026.

The Trust’s registration statement on Form S-1 relating to its continuous public offering of Shares was declared effective by the Securities and Exchange Commission (“SEC”) on March 11, 2026 (Effective Date) and the Shares were listed on The Nasdaq Stock Market LLC (“NASDAQ”) on March 12, 2026.

The Trust seeks to reflect generally the performance of the price of ether and rewards from staking a portion of the Trust’s ether, to the extent the Sponsor in its sole discretion determines that the Trust may do so without incurring undue legal or regulatory risk, including, without limitation, any risk to the Trust’s qualification as a grantor trust for U.S. federal income tax purposes. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Shares are intended to constitute a simple means for an investor to make an investment similar to an investment in ether.

To effectuate the staking of the Trust’s ether (“Staking Activities”), the Sponsor has directed, and may from time to time direct, Coinbase Custody Trust Company, LLC (the “Ether Custodian”) to enter into written agreements with one or more third-party staking services providers (each, a “Staking Services Provider”), which may be either affiliates of the Ether Custodian or other approved third-party validators, to stake the Trust’s ether to a Staking Services Provider’s operating validator software and associated hardware.

The Trust’s staking program seeks to maximize the portion of the Trust’s ether available for staking while controlling for liquidity and redemption risks. To manage the liquidity and redemption risks associated with staking, the Sponsor intends to maintain a reserve of unstaked ether designed to accommodate anticipated redemption activity.

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period.

The Trust qualifies as an investment company solely for accounting purposes and not for any other purpose and follows the accounting and reporting guidance under the Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services - Investment Companies, but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

2 -	Significant Accounting Policies

A.	Basis of Accounting

The following significant accounting policies are consistently followed by the Trust in the preparation of its financial statements in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

B.	Ether

Ether Custodian is responsible for safekeeping the ether owned by the Trust. Anchorage Digital Bank N.A. is the “Additional Ether Custodian” for the Trust. At the current time, the Sponsor has no plans to move any of the Trust’s ether to the Additional Ether Custodian. The Ether Custodian and the Additional Ether Custodian are appointed by the Trustee.

The net asset value of the Trust equals the total assets of the Trust, which consists solely of ether and cash, less total liabilities of the Trust, each determined by the Trustee pursuant to policies established from time to time by the Trustee or its affiliates or otherwise described herein. The Trust’s periodic financial statements are prepared in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurement” (“ASC Topic 820”) and utilize an exchange-traded price from the Trust’s principal market for ether as of 11:59 p.m. Eastern

Time (“ET”) on the Trust’s financial statement measurement date. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with U.S. GAAP. The Trust engages a third-party vendor to obtain a price from a principal market for ether, which is determined and designated by such third-party vendor daily based on its consideration of several exchange characteristics, including oversight, and the volume and frequency of trades.

The Sponsor has the exclusive authority to determine the Trust’s net asset value, which it has delegated to the Trustee under the Trust Agreement. The Trustee has delegated to the Trust Administrator the responsibility to calculate the net asset value of the Trust and the net asset value per Share (“NAV”), based on a pricing source selected by the Trustee. In determining the Trust’s net asset value, the Trust Administrator values the ether held by the Trust based on an index (the “Index”), unless the Sponsor in its sole discretion determines that the Index is unreliable. The methodology used to calculate the Index price to value ether in determining the net asset value of the Trust may not be deemed consistent with U.S. GAAP. The CME CF Ether–Dollar Reference Rate – New York Variant for the ether – U.S. Dollar trading pair (the “CF Benchmarks Index”) shall constitute the Index, unless the CF Benchmarks Index is not available or the Sponsor in its sole discretion determines the CF Benchmarks Index is unreliable as the Index and therefore determines not to use the CF Benchmarks Index as the Index. If the CF Benchmarks Index is not available or the Sponsor determines, in its sole discretion, that the CF Benchmarks Index is unreliable (together a “Fair Value Event”), the Trust’s holdings may be fair valued on a temporary basis in accordance with the fair value policies approved by the Trustee.

Additionally, the Trust Administrator monitors for unusual prices and escalates to the Trustee if detected. If the CF Benchmarks Index is not used, the Trust will notify Shareholders in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website. The Trust Administrator calculates the net asset value of the Trust and the NAV once on each day other than a Saturday or a Sunday, or a day on which NASDAQ is closed for regular trading (a “Business Day”). The NAV for a normal trading day will be released after 4:00 p.m. ET. Trading during the core trading session on NASDAQ typically closes at 4:00 p.m. ET. However, NAVs are not officially released until after the completion of a comprehensive review of the NAV and prices utilized to determine the NAV of the Trust by the Trust Administrator. Upon the completion of the end of day reviews by the Trust Administrator the NAV is released to the public typically by 5:30 p.m. ET and generally no later than 8:00 p.m. ET. The period between 4:00 p.m. ET and the NAV release after 5:30 p.m. ET (or later) provides an opportunity for the Trust Administrator and the Trustee to detect, flag, investigate, and correct unusual pricing should it occur and implement a Fair Value Event, if necessary. Any such correction could adversely affect the value of the Shares.

The Trust engages in Staking Activities with respect to a portion of its ether holdings in order to earn staking rewards. No staking rewards were earned in the period ended March 31, 2026 due to extended staking queues. Under the Trust’s staking program, the Sponsor instructs the Ether Custodian to stake the Trust’s ether. The Trust retains control of its ether throughout the staking process. The delegation of ether for staking purposes does not constitute a sale, transfer, or other derecognition event, as control of the ether is not transferred to the validator or staking provider.

The Trust receives staking rewards of ether from Staking Activities, which is treated as giving rise to taxable income for U.S. federal income tax purposes under current Internal Revenue Service guidance.

The Trust’s periodic financial statements may not utilize net asset value of the Trust to the extent the methodology used to calculate the Index is deemed not to be consistent with U.S. GAAP.

Gain or loss on sales of ether is calculated on a trade date basis using the average cost method.

The following tables summarize activity in ether for the period from January 14, 2026 (Date of Seeding) to March 31, 2026:

Period from January 14, 2026 (Date of Seeding) to March 31, 2026	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	—	$—	$—	$—
Ether purchased(a)	195,503	406,901,339	406,901,339	—
Ether sold for the redemption of shares(b)	(514)	(1,067,749)	(1,038,678)	(29,071)
Net realized loss	—	—	(29,071)	—
Net change in unrealized appreciation/depreciation	—	—	4,001,445	—
Ending balance	194,989	$405,833,590	$409,835,035	$(29,071)

(a)	Includes ether purchased in-kind for Shares issued of $57,863,639.
(b)	Includes ether paid in-kind for Shares redeemed of $1,038,678 (Cost of ether paid was $1,067,749 and realized loss of ether paid was $29,071).

C.	Calculation of Net Asset Value

On each Business Day, as soon as practicable after 4:00 p.m. ET, the net asset value of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the total assets held by the Trust. The Trust Administrator computes the NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

D.	Cash and Cash Equivalents

Cash includes non-interest bearing, non-restricted cash maintained with one banking institution that does not exceed U.S. federally insured limits.

E.	Offering of the Shares

Shares are issued and redeemed continuously in aggregations of 40,000 Shares (a “Basket”) or integral multiples thereof, based on the quantity of ether attributable to each Share (net of accrued but unpaid Sponsor’s fee and any accrued but unpaid expenses or liabilities). Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Only registered broker-dealers that are eligible to settle securities transactions through the book-entry facilities of the Depository Trust Company and that have entered into a contractual arrangement with the Sponsor governing, among other matters, the creation and redemption of Shares (such broker-dealers, the “Authorized Participants”), can place orders to receive Baskets in exchange for cash or ether. Baskets may be redeemed by the Trust in exchange for an amount of ether corresponding to their redemption value or for the cash proceeds from selling the amount of ether corresponding to their redemption value.

In connection with cash creations and redemptions, the Trust engages in ether transactions for converting cash into ether (in association with purchase orders) and ether into cash (in association with redemption orders) by choosing, in its sole discretion, to trade directly with third parties (each, an “Ether Trading Counterparty”), who are not registered broker-dealers pursuant to written agreements between such Ether Trading Counterparties and the Trust, or choosing to trade through the Prime Execution Agent acting in an agency capacity with third parties through its Coinbase Prime service pursuant to the Prime Execution Agent Agreement.

F.	Distributions

Staking Consideration received by the Trust from staking, net of the Staking fee, is intended to be distributed monthly but no less frequently than quarterly by the Trust.

G.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of March 31, 2026 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

H.	Segment Reporting

The Chief Financial Officer of the Sponsor acts as the Trust’s Chief Operating Decision Maker (“CODM”) and is responsible for assessing performance and allocating resources with respect to the Trust. The CODM has concluded that the Trust operates as a single operating segment since the Trust has a single investment strategy as disclosed in its prospectus, against which the CODM assesses performance. The financial information provided to and reviewed by the CODM is presented within the Trust’s financial statement.

3 -	Trust Expenses

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.25% of the net asset value of the Trust and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. For the period ended March 31, 2026, the Sponsor’s fee was $47,465.

The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a twelve-month period, starting March 12, 2026, the Sponsor waived a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver would be equal to 0.12% of the net asset value of the Trust for the first $2.5 billion of the Trust’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s fee, Shareholders will be notified in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website. For the period ended March 31, 2026, the amount waived was $17,050.

The Sponsor has agreed to assume the marketing and the following administrative expenses of the Trust: the fees of the Trustee, the Delaware Trustee, the Trust Administrator, the Ether Custodian, the Additional Ether Custodian, and The Bank of New York Mellon (the “Cash Custodian”), NASDAQ listing fees, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of the $500,000 per annum required under the Trust Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Trust.

The Trust will pay a Staking fee to the Sponsor, which will include (i) remuneration for the Sponsor’s facilitation of Staking Activities pursuant to the Trust Agreement (the “Sponsor’s Staking Portion”) and (ii) the Prime Execution Agent’s share of Staking Consideration (including any amounts payable by the Prime Execution Agent to Staking Services Providers for their respective shares of the Trust’s Staking Consideration), in accordance with the Staking Services Agreement. As of April 15, 2026, the Sponsor’s Staking Portion and the Prime Execution Agent’s share of such Staking Consideration (including any amounts payable by the Prime Execution Agent to Staking Services Providers in respect of their shares of the Staking Consideration) comprise an aggregate of 10% of the gross Staking Consideration. The Trust will retain the remainder of such gross Staking Consideration. For the period ended March 31, 2026, there was no Sponsor’s Staking fee.

4 -	Related Parties

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee’s fee is paid by the Sponsor and is not a separate expense of the Trust.

On January 14, 2026, the Seed Capital Investor purchased 4,000 Shares of the Trust. On February 18, 2026, the Seed Capital Investor purchased an additional 3,996,000 Shares. As of March 31, 2026, affiliates of BlackRock, Inc., including the Seed Capital Investor, beneficially owned 4,000,000 Shares of the Trust, representing approximately 26.5% of the Shares outstanding.

5 -	Indemnification

The Trust Agreement provides that the Sponsor shall indemnify the Trustee, its directors, employees, delegees and agents against, and hold each of them harmless from, any loss, liability, claim, cost, expense or judgment of any kind whatsoever (including the reasonable fees and expenses of counsel) that is incurred by any of them and that arises out of or is related to (1) any offer or sale by the Trust of Baskets, (2) acts performed or omitted pursuant to the provisions of the Trust Agreement (A) by the Trustee, its directors, employees, delegees and agents or (B) by the Sponsor or (3) any filings with or submissions to the SEC in connection with or with respect to the Shares, except that the Sponsor shall not have any obligations to pay any indemnification amounts incurred as a result of and attributable to (x) the willful misconduct, gross negligence or bad faith of, or material breach of the terms of the Trust Agreement by, the Trustee, (y) information furnished in writing by the Trustee to the Sponsor expressly for use in the registration statement, or any amendment thereto, filed with the SEC relating to the Shares that is not materially altered by the Sponsor or (z) any misrepresentations or omissions made by an authorized participant (other than the Sponsor) in connection with such authorized participant’s offer and sale of Shares.

The Trust Agreement provides that the Trustee shall indemnify the Sponsor, its directors, employees, delegees and agents against, and hold each of them harmless from, any loss, liability, claim, cost, expense or judgment of any kind whatsoever (including the reasonable fees and expenses of counsel) (1) caused by the willful misconduct, gross negligence or bad faith of the Trustee or (2) arising out of any information furnished in writing to the Sponsor by the Trustee expressly for use in the registration statement, or any amendment thereto or periodic report, filed with the SEC relating to the Shares that is not materially altered by the Sponsor.

The Trust Agreement provides that the Sponsor and its shareholders, directors, officers, employees, affiliates (as such term is defined under the Securities Act of 1933, as amended) and subsidiaries and agents shall be indemnified from the Trust and held harmless against any loss, liability, claim, cost, expense or judgment of any kind whatsoever (including the reasonable fees and expenses of counsel) arising out of or in connection with the performance of their obligations under the Trust Agreement or any actions taken in accordance with the provisions of the Trust Agreement and incurred without their (1) willful misconduct, gross negligence or bad faith or (2) reckless disregard of their obligations and duties under the Trust Agreement.

The Trust has agreed that the Cash Custodian will only be responsible for any loss or damage suffered by the Trust as a direct result of the Cash Custodian’s negligence, fraud or willful default in the performance of its duties.

The Trust’s maximum exposure under these arrangements is unknown because it involves future potential claims against the Trust, which cannot be predicted with any certainty.

6 -	Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust.

7 -	Concentration Risk

Substantially all of the Trust’s assets are holdings of ether, which creates a concentration risk associated with fluctuations in the price of ether. Accordingly, a decline in the price of ether will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the price of ether include negative perception of digital assets; a lack of stability and standardized regulation in the digital asset markets; the closure or temporary shutdown of digital asset platforms due to fraud, business failure, security breaches or government mandated regulation; and a loss of investor confidence.

8 -	Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the period from January 14, 2026 (Date of Seeding) to March 31, 2026.

Period from January 14, 2026 (Date of Seeding) to March 31, 2026
Net asset value per Share, beginning of period	$25.00

Net investment loss(a)	(0.01)
Net realized and unrealized gain(b)	2.04
Net increase in net assets from operations	2.03
Net asset value per Share, end of period	$27.03

Total return, at net asset value(c)(d)(e)(f)	1.31%

Ratio to average net assets:
Net investment loss(g)	(0.16)%
Expenses(g)	0.25%
Total expenses after fees waived(g)	0.16%

(a)	Based on average Shares outstanding during the period.
(b)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investment for the period due to the timing of Share transactions in relation to the fluctuating fair values of the Trust’s underlying investment.

(c)	Based on the change in net asset value of a Share during the period.
(d)	Percentage is not annualized.
(e)	For the period March 11, 2026 (Effective Date) to March 31, 2026.
(f)	For the period January 14, 2026 to March 31, 2026, the Trust’s total return was 8.12%.
(g)	Percentage is annualized.

9 -	Investment Valuation

U.S. GAAP defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Trust’s policy is to value its investment at fair value.

Various inputs are used in determining the fair value of assets and liabilities. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

Level 1 −	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 −

Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3 −	Unobservable inputs that are unobservable for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

At March 31, 2026, the value of the ether held by the Trust is categorized as Level 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10‑Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward‑looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed below, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Although the Sponsor does not make forward-looking statements unless it believes it has a reasonable basis for doing so, the Sponsor cannot guarantee their accuracy. Except as required by applicable disclosure laws, neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Introduction

The iShares Staked Ethereum Trust ETF (the “Trust”) is a Delaware statutory trust. The Trust does not have any officers, directors, or employees, and is administered by the Trust Agreement dated as of February 5, 2026, among iShares Delaware Trust Sponsor LLC (the “Sponsor”), BlackRock Fund Advisors (the “Trustee”) and Wilmington Trust, National Association, a national association (the “Delaware Trustee”). The Trust issues shares (“Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of ether held by a custodian on behalf of the Trust.

The Trust is a passive investment vehicle and seeks to reflect generally the performance of the price of ether and rewards from staking a portion of the Trust’s ether. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of ether.

The Trust issues and redeems Shares only in aggregations of 40,000 Shares (a “Basket”) or integral multiples thereof, based on the quantity of ether attributable to each Share (net of accrued but unpaid Sponsor’s fee and any accrued but unpaid expenses or liabilities). Only registered broker-dealers that have previously entered into an agreement with the Sponsor governing the terms and conditions of such issuance (such broker-dealer, the “Authorized Participants”), can place orders to receive Baskets in exchange for cash or ether. Baskets may be redeemed by the Trust in exchange for an amount of ether corresponding to their redemption value or for the cash proceeds from selling the amount of ether corresponding to their redemption value.

In connection with cash creations and redemptions, the Trust engages in ether transactions for converting cash into ether (in association with purchase orders) and ether into cash (in association with redemption orders) by choosing, in its sole discretion, to trade directly with third parties (each, a “Ether Trading Counterparty”), who are not registered broker-dealers pursuant to written agreements between such Ether Trading Counterparties and the Trust, or choosing to trade through Coinbase Inc. (the “Prime Execution Agent”) acting in an agency capacity with third parties through its Coinbase Prime service pursuant to the Prime Execution Agent Agreement.

Shares of the Trust trade on The Nasdaq Stock Market LLC (“NASDAQ”) under the ticker symbol ETHB.

Staking

The Trust engages in Staking Activities with respect to a portion of its ether holdings in order to earn staking rewards (“Staking Consideration”). Under the Trust’s staking program, the Sponsor instructs the Ether Custodian to stake the Trust’s ether. The Trust retains control of its ether throughout the staking process. The delegation of ether for staking purposes does not constitute a sale, transfer, or other derecognition event, as control of the ether is not transferred to the validator or staking provider.

Staking Consideration received by the Trust from staking, net of the Staking fee, is intended to be distributed monthly but no less frequently than quarterly by the Trust.

Valuation of Ether; The CF Benchmarks Index

On each day other than a Saturday or a Sunday, or a day on which NASDAQ is closed for regular trading (a “Business Day”), as soon as practicable after 4:00 p.m. Eastern Time (“ET”), the Trust evaluates the ether held by the Trust as reflected by the CME CF Ether–Dollar Reference Rate – New York Variant for the ether – U.S. Dollar trading pair (the “CF Benchmarks Index”) and determines the net asset value of the Trust and the net asset value per Share (“NAV”).

CF Benchmarks Index is calculated as of 4:00 p.m. ET. The CF Benchmarks Index is designed based on the IOSCO Principles for Financial Benchmarks and is a Registered Benchmark under the UK Benchmark Regulations (“BMR”). The administrator of the CF Benchmarks Index is CF Benchmarks Ltd., a UK incorporated company, authorized and regulated by the Financial Conduct Authority of the UK as a Benchmark Administrator under the UK BMR.

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. The Trust’s only source of liquidity is its sales of ether.

The Trust’s staking program seeks to maximize the portion of the Trust’s ether available for staking while controlling for liquidity and redemption risks. To manage the liquidity and redemption risks associated with staking. The Sponsor intends to maintain a reserve of unstaked ether to accommodate anticipated redemption activity.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. A description of the valuation of ether, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled “Valuation of Ether; The CF Benchmark Index,” above. In addition, please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s accounting policies.

Results of Operations

The Period from January 14, 2026 (Date of Seeding) to March 31, 2026

On January 14, 2026, the Seed Capital Investor, an affiliate of the Sponsor, subject to conditions, purchased the Seed Creation Baskets, comprising 4,000 Shares at a per-Share price equal to $25.00. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $100,000. On February 18, 2026, the Seed Capital Investor purchased the Seed Creation Baskets, comprising 3,996,000 Shares at a per-Share price equal to $25.00. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $99,900,000. On February 18, 2026, the Trust purchased approximately 51,455 ether with the proceeds of the Seed Creation Baskets using the Prime Execution Agent. With the above transaction on February 18, 2026, the Trust commenced operations and the Sponsor’s fee started accruing daily at an annualized rate equal to 0.25% of the net asset value of the Trust.

The Trust’s net asset value grew from $100,000 at January 14, 2026 to $409,810,664 at March 31, 2026. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 4,000 Shares at January 14, 2026 to 15,160,000 at March 31, 2026, a consequence of 15,200,000 Shares (380 Baskets) being created and 40,000 Shares (1 Basket) being redeemed during the period. The increase in the Trust’s net asset value also benefited from an increase in the price of ether, which rose 8.15% from the Trust’s first ether purchase at a price of $1,943.44 on February 18, 2026 to $2,101.84 at March 31, 2026.

The 8.12% increase in the NAV for purposes of the Trust’s periodic financial statements (“Financial Statement NAV”) from $25.00 at January 14, 2026 to $27.03 at March 31, 2026 is directly related to the 8.15% increase in the price of ether. The Financial Statement NAV increased slightly less than the price of ether on a percentage basis due to by the net Sponsor’s Fee, which was $30,415 for the period, or 0.03% of the Trust’s average weighted assets of $90,322,059 during the period.

The NAV of $29.99 on March 16, 2026 was the highest during the period, compared with a low during the period of $23.85 on February 23, 2026.

The net increase in net assets resulting from operations for the period ended March 31, 2026 was $3,941,959, resulting from an unrealized gain on investment in ether of $4,001,445, partially offset by a net realized loss of $29,071 from ether paid for the in-kind redemptions of Shares and a net investment loss of $30,415. Other than the net Sponsor’s Fee of $30,415, the Trust had no expenses during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of March 31, 2026, the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

There were no changes in the Trust’s internal control over financial reporting that occurred during the period ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors of the registrant’s Amendment No. 3 to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 6, 2026 and declared effective on March 11, 2026.

A determination that ether or any other digital asset is a “security” may adversely affect the value of ether and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. The SEC staff has reportedly provided informal assurances in the past to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question - including ether - were sold as investment contracts, and therefore were securities under the federal securities laws. The CFTC considers ether to be a commodity subject to its regulatory jurisdiction, and ether futures have been listed for years on CFTC-regulated exchanges while cleared ether swaps have been listed for trading on CFTC‑regulated swap execution facilities not registered with the SEC without being deemed “mixed swaps” subject to joint CFTC and SEC jurisdiction to the Sponsor’s knowledge.

Whether a digital asset is a security under the federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in the Securities Act, the Exchange Act and the Investment Company Act. Digital assets as such do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset is a security by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the Howey and Reves tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve.

On March 17, 2026, the SEC issued an interpretive release (the “Interpretive Release”) regarding the application of the federal securities laws to certain types of digital assets and certain transactions involving digital assets. In the Interpretive Release, the SEC stated that, based on its current understanding of the digital asset markets, ether is a “digital commodity” and not itself a security. Although the Interpretive Release represents the official position of the SEC, it is not itself a statute or binding rule, does not supersede or replace the Howey test, is based on the SEC’s current understanding of the digital asset markets, and may be refined, revised or expanded. In addition, a court, regulator, or future administration could take a different view, and future legislation, rulemaking, enforcement positions, judicial decisions or other developments could result in ether, the Trust, the Shares or transactions involving ether being treated differently than contemplated by the Interpretive Release. Any such developments could adversely affect the Trust and the value of the Shares.

As part of determining whether ether is a security for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws, and other materials relevant to the status of ether as a security (or not). Finally, the Sponsor discusses the security status of ether with its securities lawyers. Through this process the Sponsor believes that it is applying the proper legal standards in making a good faith determination that it believes ether is not presently a security under federal law notwithstanding the uncertainties inherent in the Howey and Reves tests. In light of these uncertainties and the fact-based nature of the analysis, the Sponsor acknowledges that ether may currently be a security, based on the facts as they exist today, or may in the future be found by the SEC or a federal court to be a security under the federal securities laws notwithstanding the Sponsor’s prior conclusion; and the Sponsor’s prior conclusion, even if reasonable under the circumstances and made in good faith, would not preclude legal or regulatory action based on the presence of a security.

The Sponsor may dissolve the Trust if the Sponsor determines ether is a security under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because the SEC or a federal court subsequently makes that determination. Because the legal tests for determining whether a digital asset is or is not a security often leave room for interpretation, for so long as the Sponsor believes there to be good faith grounds to conclude that the Trust’s ether is not a security, the Sponsor does not intend to dissolve the Trust on the basis that ether could at some future point be determined to be a security.

Any enforcement action by the SEC or a state securities regulator asserting that ether is a security, or a court decision to that effect would be expected to have an immediate material adverse impact on the trading value of ether, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities. The New York Attorney General alleged in a lawsuit filed in March 2023 that ether was a security under New York and federal securities law and that a crypto asset platform that deals in ether, unlawfully failed to register as a securities dealer under New York state law. However, the New York Attorney General alleged in the alternative in the same case that ether was a commodity under both New York state and federal law.

If a digital asset is determined or asserted to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. For example, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $140 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. Although the SEC and Ripple reached a settlement in August 2025 to resolve the enforcement action and to dismiss their respective court appeals, which has largely been viewed as positive in the digital assets market, there remains continued uncertainty as to the regulatory framework that will be applied by the SEC and courts to digital assets. Such uncertainty may remain until legislation providing a regulatory framework is adopted. There is currently legislation being considered that addresses this regulatory uncertainty, but it is unclear if the proposed legislation will be passed.

In addition, if ether is determined to be a security, the Trust could be considered an unregistered “investment company” under SEC rules, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of securities and there is no guarantee that the Sponsor will be able to register the Trust under the Investment Company Act at such time or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.

Moreover, whether or not the Sponsor or the Trust were subject to additional regulatory requirements as a result of any SEC or federal court determination that its assets include securities, the Sponsor may nevertheless decide to terminate the Trust, in order, if possible, to liquidate the Trust’s assets while a liquid market still exists. For example, in response to the SEC’s action against the issuer of XRP, certain significant market participants announced they would no longer support XRP and announced measures, including the delisting of XRP from major digital asset trading platforms. The sponsor of the Grayscale XRP Trust subsequently dissolved this trust and liquidated its assets. If the SEC or a federal court were to determine that ether is a security, it is likely that the value of the Shares would decline significantly, and that the Trust itself may be terminated and, if practical, its assets liquidated.

Regulatory changes or interpretations could obligate the Trust, the Trustee or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust.

Current and future federal or state legislation, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which ether is treated. In particular, although the Interpretive Release classified ether as a “digital commodity” and not a security under the U.S. federal securities laws, ether may nonetheless in the future be classified by the CFTC as a “commodity interest” under the CEA, or a court or a future SEC administration could conclude that ether is a “security” under U.S. federal securities laws notwithstanding the Interpretive Release. The Sponsor, the Trustee and the Trust cannot be certain as to how future regulatory developments will impact the treatment of ether under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Trustee decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders.

To the extent that ether is deemed to fall within the definition of a “commodity interest” under the CEA, the Trust, the Trustee and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. The Sponsor or the Trustee may be required to register as a commodity pool operator or commodity trading adviser with the CFTC and become a member of the National Futures Association (“NFA”) and may be subject to additional regulatory requirements with respect to the Trust, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor or the Trustee determines not to comply with such additional regulatory and registration requirements, the Trustee will terminate the Trust. Any such termination could result in the liquidation of the Trust’s ether at a time that is disadvantageous to Shareholders.

To the extent that ether is deemed to fall within the definition of a security under U.S. federal securities laws, the Trust, the Trustee and the Sponsor may be subject to additional requirements under the Investment Company Act and the Sponsor or the Trustee may be required to register as an investment adviser under the Investment Advisers Act. Such additional registration may result in extraordinary, recurring and/or non‑recurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor or the Trustee determines not to comply with such additional regulatory and registration requirements, the Trustee will terminate the Trust. Any such termination could result in the liquidation of the Trust’s ether at a time that is disadvantageous to Shareholders.

The regulatory landscape surrounding Staking Activities is uncertain.

The regulatory landscape surrounding Staking Activities is highly uncertain and may expose the Sponsor, the Custodian, Staking Services Providers, and the Trust and its shareholders to unforeseen litigation or potential SEC enforcement actions. For example, there is a risk that the Staking Arrangements could constitute an “investment contract” under the federal securities laws and therefore be deemed a security, requiring registration or reliance on an exemption from registration. In May 2025, staff of the SEC Division of Corporation Finance issued a statement (the “SEC Staking Statement”) expressing the view that certain staking activities do not involve the offer and sale of securities within the meaning of the federal securities laws, and we believe that the Staking Arrangements satisfy the criteria set forth in this statement. However, the SEC Staking Statement is not a rule, regulation, guidance, or statement of the SEC, and has no legal force or effect. In addition, on March 17, 2026, the SEC issued the Interpretive Release, in which the SEC reached a similar conclusion with respect to certain staking activities. Although the Interpretive Release represents the official position of the SEC, it is not itself a statute or binding rule, and a court or future administration could take a different view. Accordingly, there is a risk that a court could disagree with the views expressed in the SEC Staking Statement or that the SEC could withdraw the statement. In that case, or if ether were deemed a security, there would also be a risk that a Staking Provider could be deemed to be acting as a broker-dealer, on the basis that the Staking Provider is receiving a commission for effecting the staking transactions and receipt of Staking Consideration.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 40,000 Shares (1 Basket) were redeemed during the period ended March 31, 2026.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share
01/14/26 to 01/31/26	—	$—
02/01/26 to 02/28/26	—	—
03/01/26 to 03/31/26	40,000	25.9670
Total	40,000	$25.9670

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Trust hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Malaysia Airport Holdings Berhad, in which certain funds and entities affiliated with Global Infrastructure Management, LLC, a consolidated subsidiary of BlackRock, Inc., obtained a minority non-controlling interest.

Item 6. Exhibits

Exhibit No.	Description
3.1

Certificate of Trust of iShares Staked Ethereum Trust ETF incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-291992) filed by the Registrant on December 08, 2025

3.2

Certificate of Amendment to Certificate of Trust of iShares Staked Ethereum Trust ETF incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1/A (File No. 333-291992) filed by the Registrant on February 17, 2026

4.1	Amended and Restated Trust Agreement incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1/A (File No.333-291992) filed by the Registrant on February 17, 2026

4.2	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1/A (File No. 333-291992) filed by the Registrant on February 17, 2026

10.1

Third Amended and Restated Coinbase Prime Broker Agreement incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1/A (File No.333-291992) filed by the Registrant on February 17, 2026

10.2

Amendment to the Third Amended and Restated Coinbase Prime Broker Agreement incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1/A (File No.333-291992) filed by the Registrant on February 17, 2026

10.3

Joinder and Amendment to the Coinbase Prime Broker Agreement incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1/A (File No.333-291992) filed by the Registrant on February 17, 2026

10.4

Coinbase Custody Custodial Services Agreement (included as Exhibit A in Exhibit 10.1) incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1/A (File No.333-291992) filed by the Registrant on February 17, 2026

10.5

Amended and Restated Staking Addendum to Coinbase Custody Custodial Services Agreement filed by the Registration Statement on Form S/1A (333-291992) as Exhibit 10.11 filed by the Registrant on April 15, 2026

10.6

Services Agreement with Bank of New York Mellon, as cash custodian and trust administrator incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1/A (File No.333-291992) filed by the Registrant on February 17, 2026

10.7

Amendment to the Services Agreement with Bank of New York Mellon, as cash custodian and trust administrator incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1/A (File No.333-291992) filed by the Registrant on February 17, 2026

10.8	ETF Services Agreement with BRIL incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1/A (File No. 333‑291992) filed by the Registrant on February 17, 2026

10.9

Master Custody Service Agreement with Anchorage Digital Bank N.A. incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1/A (File No.333-291992) filed by the Registrant on February 17, 2026

10.10

First Amendment to Master Custody Service Agreement with Anchorage Digital Bank N.A. incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1/A (File No.333-291992) filed by the Registrant on February 17, 2026

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

99.1*	Section 13(r) Disclosure

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,
Sponsor of the iShares Staked Ethereum Trust ETF (registrant)

/s/ Jay Jacobs

Jay Jacobs
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	May 7, 2026

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	May 7, 2026

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.