Form 10-Q
period 2026-06-30
iShares Staked Ethereum Trust ETF
filed 2026-08-11
CIK 2099103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2026, the Registrant had 23,360,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Staked Ethereum Trust ETF

Statement of Assets and Liabilities (Unaudited)

At June 30, 2026

June 30, 2026
Assets
Investment in ether, at fair value(a)(b)	$459,450,831
Cash	32,539,052
Receivable for investments sold	2,106
Receivable for capital shares sold	1,041
Staking income receivable	2,531
Total Assets	491,995,561

Liabilities
Sponsor’s fee, inclusive of Sponsor’s Staking Portion payable	51,369
Payable for capital shares redeemed	32,542,444
Total Liabilities	32,593,813

Commitments and contingent liabilities (Note 6)	—

Net Assets	$459,401,748

Shares issued and outstanding(c)	22,400,000
Net asset value per Share (Note 2C)	$20.51

(a)	Cost of investment in ether is $609,675,401.
(b)	As of June 30, 2026, 250,585 ether (representing 86.9% of the position) are staked with third party counterparties.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Staked Ethereum Trust ETF

Statements of Operations (Unaudited)

For the three months ended June 30, 2026 and the Period from January 14, 2026 (Date of Seeding) to June 30, 2026

	Three Months Ended June 30, 2026		For the Period from January 14, 2026 (Date of Seeding) to June 30, 2026
Investment Income
Staking income	$1,194,785		$1,194,785
Expenses
Sponsor’s fee, inclusive of Sponsor’s Staking Portion	419,914		467,379
Sponsor’s fee waived	(179,522)		(196,572)
Total expenses	240,392		270,807
Net investment income	954,393		923,978

Net Realized and Unrealized loss
Net realized loss from:
Ether sold to pay expenses	(13,274)		(13,274)
Ether sold for the redemption of Shares	(11,321,036	)(b)	(11,350,107	)(c)
Ether sold for distributions	(87,095)		(87,095)
Net realized loss	(11,421,405	)(d)	(11,450,476	)(e)
Net change in unrealized appreciation/depreciation	(154,226,015)		(150,224,570)
Net realized and unrealized loss	(165,647,420)		(161,675,046)

Net decrease in net assets resulting from operations	$(164,693,027)		$(160,751,068)

Net decrease in net assets per Share(a)	$(7.73)		$(12.19)

(a)	Net decrease in net assets per Share based on average shares outstanding during the period.
(b)	Includes $(2,770,669) of ether paid for the in-kind redemption of Shares.
(c)	Includes $(2,799,740) of ether paid for the in-kind redemption of Shares.
(d)	Includes $358,351 of realized gains and $(11,779,756) of realized losses.
(e)	Includes $358,351 of realized gains and $(11,808,827) of realized losses.

See notes to financial statements.

iShares® Staked Ethereum Trust ETF

Statements of Changes in Net Assets (Unaudited)

For the three months ended June 30, 2026 and the Period from January 14, 2026 (Date of Seeding) to June 30, 2026

For the Period from January 14, 2026 (Date of Seeding) to June 30, 2026
Net Assets at January 14, 2026	$—

Operations:
Net investment loss	(30,415)
Net realized loss	(29,071)
Net change in unrealized appreciation/depreciation	4,001,445
Net increase in net assets resulting from operations	3,941,959

Capital Share Transactions:
Contributions for Shares issued	406,907,383
Distributions for Shares redeemed	(1,038,678)
Net increase in net assets from capital share transactions	405,868,705

Increase in net assets	409,810,664

Net Assets at March 31, 2026	$409,810,664

Operations:
Net investment income	954,393
Net realized loss	(11,421,405)
Net change in unrealized appreciation/depreciation	(154,226,015)
Net decrease in net assets resulting from operations	(164,693,027)

Distributions to Shareholders:
Decrease in net assets resulting from distributions to shareholders	(351,670)

Capital Share Transactions:
Contributions for Shares issued	272,279,496
Distributions for Shares redeemed	(57,643,715)
Net increase in net assets from capital share transactions	214,635,781

Increase in net assets	49,591,084

Net Assets at June 30, 2026	$459,401,748

Shares issued and redeemed
Shares issued	25,000,000
Shares redeemed	(2,600,000)
Net increase in Shares issued and outstanding	22,400,000

See notes to financial statements.

iShares® Staked Ethereum Trust ETF

Statement of Cash Flows (Unaudited)

For the Period from January 14, 2026 (Date of Seeding) to June 30, 2026

For the Period from January 14, 2026 (Date of Seeding) to June 30, 2026
Cash Flows from Operating Activities
Net decrease in net assets resulting from operations	$(160,751,068)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(545,957,162)
Ether received for staking income	(1,120,104)
Proceeds from ether sold	36,607,897
Net realized loss	11,450,476
Net change in unrealized appreciation/depreciation	150,224,570
Change in operating assets and liabilities:
Staking income receivable	(2,531)
Sponsor’s fee payable	51,369
Net cash used in operating activities	$(509,496,553)

Cash Provided by Financing Activities
Proceeds from issuance of Shares	$545,970,826
Payments for Shares redeemed	(3,583,551)
Cash dividends paid to shareholders	(351,670)
Net cash provided by financing activities	$542,035,605

Cash
Net increase in cash	$32,539,052
Cash, beginning of period	—
Cash, end of period	$32,539,052

Supplemental disclosure of non-cash information:
Ether purchased for Shares issued	$133,215,012
Ether paid for Shares redeemed	$(22,556,398)

See notes to financial statements.

iShares® Staked Ethereum Trust ETF

Schedule of Investments (Unaudited)

At June 30, 2026

June 30, 2026

Description	Quantity	Cost	Fair Value
Ether(a)	288,417	$609,675,401	$459,450,831

Total Investments – 100.01%			459,450,831
Liabilities in Excess of Other Assets – (0.01)%			(49,083)
Net Assets – 100.00%			$459,401,748

(a)	As of June 30, 2026, 250,585 ether (representing 86.9% of the position) are staked with third party counterparties.

See notes to financial statements.

iShares® Staked Ethereum Trust ETF

Notes to Financial Statements (Unaudited)

June 30, 2026

1 -	Organization

The iShares Staked Ethereum Trust ETF (the “Trust”) was organized on November 19, 2025 as a Delaware statutory trust. The trustee is BlackRock Fund Advisors (the “Trustee”), which is responsible for the day-to-day administration of the Trust. The Trust’s sponsor is iShares Delaware Trust Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The Bank of New York Mellon serves as the “Trust Administrator.” The Trust is governed by the provisions of the Amended and Restated Trust Agreement (the “Trust Agreement”) executed by the Sponsor, the Trustee and Wilmington Trust, National Association, a national association (“Delaware Trustee”), as of February 5, 2026. The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets.

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

The Ether Custodian is responsible for safekeeping the ether owned by the Trust. Anchorage Digital Bank N.A. is the “Additional Ether Custodian” for the Trust. At the current time, the Sponsor has no plans to move any of the Trust’s ether to the Additional Ether Custodian. The Ether Custodian and the Additional Ether Custodian are appointed by the Trustee.

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

The Trust engages in Staking Activities with respect to a portion of its ether holdings in order to earn staking rewards. As of June 30, 2026, the Trust earned $1,194,785 in staking rewards. Under the Trust’s staking program, the Sponsor instructs the Ether Custodian to stake the Trust’s ether. The Trust retains control of its ether throughout the staking process. The delegation of ether for staking purposes does not constitute a sale, transfer, or other derecognition event, as control of the ether is not transferred to the validator or staking provider.

The Trust receives staking rewards of ether from Staking Activities, which is treated as giving rise to taxable income for U.S. federal income tax purposes under current Internal Revenue Service guidance. The Trust recognizes staking rewards as revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under the staking arrangements, the validator (e.g., the Ether Custodian or other staking provider) is considered the customer, as it receives access to the Trust’s staking capacity (i.e., the delegation of ether), which represents the Trust’s performance obligation. In exchange, the Trust is entitled to staking rewards generated by the Ethereum protocol, net of validator and staking provider fees.

Staking rewards represent variable consideration, as the amount of rewards is not known until the applicable validation activities are completed, and the Trust receives rewards in its custodial account. The contract term is the length of each staking epoch. Staking rewards are recognized as revenue when the Trust satisfies its performance obligations (i.e., successfully validates blocks or transactions as determined by the protocol). Staking rewards are received in ether, which represents non-cash consideration.

Because the Trust is not the principal to the block validation service, it does not control the full output of the reward-generating activity, and instead receives net staking rewards, after validator and staking provider fees are deducted. As such, the Trust presents staking revenue net of validator and staking provider fees, reflecting only the portion of protocol rewards to which it is entitled. Staking revenue is recorded as staking income on the Statements of Operations.

The Trust’s periodic financial statements may not utilize the net asset value of the Trust to the extent the methodology used to calculate the Index is deemed not to be consistent with U.S. GAAP.

Gain or loss on sales of ether is calculated on a trade date basis using the average cost method.

The following table summarizes activity in ether for the three months ended June 30, 2026:

Three Months Ended June 30, 2026	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	194,989	$405,833,590	$409,835,035	$—
Ether purchased(a)	126,711	273,515,403	273,515,403	—
Ether sold for the redemption of shares(b)	(33,018)	(69,087,258)	(57,766,222)	(11,321,036)
Ether sold to pay expenses	(67)	(147,564)	(134,290)	(13,274)
Ether sold for distributions	(198)	(438,770)	(351,675)	(87,095)
Net realized loss	—	—	(11,421,405)	—
Net change in unrealized appreciation/depreciation	—	—	(154,226,015)	—
Ending balance	288,417	$609,675,401	$459,450,831	$(11,421,405)

(a)	Includes ether purchased in-kind for shares issued of $75,351,373.
(b)	Includes ether paid in-kind for shares redeemed of $21,517,719 (Cost of ether paid was $24,288,388 and realized loss of ether paid was $2,770,669).

The following tables summarize activity in ether for the period from January 14, 2026 (Date of Seeding) to June 30, 2026:

Period from January 14, 2026 (Date of Seeding) to June 30, 2026	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	—	$—	$—	$—
Ether purchased(a)	322,214	680,416,742	680,416,742	—
Ether sold for the redemption of shares(b)	(33,532)	(70,155,007)	(58,804,900)	(11,350,107)
Ether sold to pay expenses	(67)	(147,564)	(134,290)	(13,274)
Ether sold for distributions	(198)	(438,770)	(351,675)	(87,095)
Net realized loss	—	—	(11,450,476)	—
Net change in unrealized appreciation/depreciation	—	—	(150,224,570)	—
Ending balance	288,417	$609,675,401	$459,450,831	$(11,450,476)

(a)	Includes ether purchased in-kind for Shares issued of $133,215,012.
(b)	Includes ether paid in-kind for Shares redeemed of $22,556,398 (Cost of ether paid was $25,356,138 and realized loss of ether paid was $2,799,740).

C.	Calculation of Net Asset Value

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

Cash includes non-interest bearing, non-restricted cash maintained with one banking institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits.

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

Staking Consideration received by the Trust from staking, net of the Staking fee, is intended to be distributed monthly but no less frequently than quarterly by the Trust. Distributions are paid in U.S. dollars and cannot be automatically reinvested in additional shares of the Trust.

G.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of June 30, 2026 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

H.	Segment Reporting

The Chief Financial Officer of the Sponsor acts as the Trust’s Chief Operating Decision Maker (“CODM”) and is responsible for assessing performance and allocating resources with respect to the Trust. The CODM has concluded that the Trust operates as a single operating segment since the Trust has a single investment strategy as disclosed in its prospectus, against which the CODM assesses performance. The financial information provided to and reviewed by the CODM is presented within the Trust’s financial statements.

3 -	Trust Expenses

The aggregate fees payable by the Trust to the Sponsor consist of (i) the Sponsor’s fee, which accrues daily at an annualized rate equal to 0.25% of the Trust’s net asset value and is subject to any applicable waiver, and (ii) the Sponsor’s Staking Portion of the Staking fee payable in connection with the Trust’s Staking Activities. The Sponsor’s fee is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof.

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

The Trust will pay a Staking fee to the Sponsor, which will include remuneration for the Sponsor’s facilitation of Staking Activities pursuant to the Trust Agreement (the “Sponsor’s Staking Portion”).  The Trust also pays a Staking fee for the Prime Execution Agent’s share of Staking Consideration (including any amounts payable by the Prime Execution Agent to Staking Services Providers for their respective shares of the Trust’s Staking Consideration), in accordance with the Staking Services Agreement.

For the period from January 14, 2026 (Date of Seeding) to June 30, 2026, the aggregate Sponsor fee, including the Sponsor’s Staking Portion, was $467,379 and the amount waived was $196,572.

4 -	Related Parties

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee’s fee is paid by the Sponsor and is not a separate expense of the Trust.

On January 14, 2026, the Seed Capital Investor purchased 4,000 Shares of the Trust. On February 18, 2026, the Seed Capital Investor purchased an additional 3,996,000 Shares. As of June 30, 2026, affiliates of BlackRock, Inc., including the Seed Capital Investor, beneficially owned 4,000,000 Shares of the Trust, representing approximately 17.9% of the Shares outstanding.

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

Pursuant to the applicable agreements with the Trust’s third-party service providers, the Trust has agreed to indemnify such service providers against certain claims, losses, liabilities and expenses, subject to the terms, conditions and limitations set forth therein.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended June 30, 2026 and the Period from January 14, 2026 (Date of Seeding) to June 30, 2026.

	Three Months Ended June 30, 2026	For the Period from January 14, 2026 (Date of Seeding) to June 30, 2026
Net asset value per Share, beginning of period	$27.03	$25.00
Net investment income(a)	0.04	0.06
Net realized and unrealized loss(b)	(6.54)	(4.53)
Net decrease in net assets from operations	(6.50)	(4.47)
Distributions per share	(0.02)	(0.02)
Net asset value per Share, end of period	$20.51	$20.51

Total return, at net asset value(c)(d)(h)	(24.07)%	(23.07	)%(e)(f)

Ratio to average net assets:
Net investment income(g)	0.69%	0.59%
Total expenses(g)	0.30%	0.30%
Total expenses after fees waived(g)	0.17%	0.17%

(a)	Based on average Shares outstanding during the period.
(b)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investment for the period due to the timing of Share transactions in relation to the fluctuating fair values of the Trust’s underlying investment.

(c)	Based on the change in net asset value of a Share during the period.
(d) (e)	Percentage is not annualized. For the period March 11, 2026 (Effective Date) to June 30, 2026.
(f)	For the period January 14, 2026 to June 30, 2026, the Trust’s total return was (17.90)%.
(g)	Percentage is annualized.
(h)	Where applicable, assumes the reinvestment of distributions.

9 -	Investment Valuation

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

At June 30, 2026, the value of the ether held by the Trust is categorized as Level 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10‑Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed below, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Although the Sponsor does not make forward-looking statements unless it believes it has a reasonable basis for doing so, the Sponsor cannot guarantee their accuracy. Except as required by applicable disclosure laws, neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

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

Staking Consideration received by the Trust from staking, after payment of the Staking Fee (as defined in the Trust Agreement), is intended to be distributed monthly but no less frequently than quarterly by the Trust.

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

The CF Benchmarks Index is calculated as of 4:00 p.m. ET. The CF Benchmarks Index is designed based on the IOSCO Principles for Financial Benchmarks and is a Registered Benchmark under the UK Benchmark Regulations (“BMR”). The administrator of the CF Benchmarks Index is CF Benchmarks Ltd., a UK incorporated company, authorized and regulated by the Financial Conduct Authority of the UK as a Benchmark Administrator under the UK BMR.

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

The Trust’s staking program seeks to maximize the portion of the Trust’s ether available for staking while controlling for liquidity and redemption risks. To manage the liquidity and redemption risks associated with staking, the Sponsor intends to maintain a reserve of unstaked ether to accommodate anticipated redemption activity.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. A description of the valuation of ether, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled “Valuation of Ether; The CF Benchmarks Index,” above. In addition, please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s accounting policies.

Results of Operations

The Quarter Ended June 30, 2026

The Trust’s net asset value increased from $409,810,664 at March 31, 2026 to $459,401,748 at June 30, 2026, a 12.10% increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 15,160,000 Shares at March 31, 2026 to 22,400,000 Shares at June 30, 2026, a consequence of 9,800,000 Shares (245 Baskets) being created and 2,560,000 Shares (64 Baskets) being redeemed during the quarter. The increase in the Trust’s net asset value was partially offset by distributions paid by the Trust in the amount of $351,670 and a decrease in the price of ether, which fell 24.21% from $2,101.84 on March 31, 2026 to $1,593.01 at June 30, 2026.

The 24.12% decrease in the NAV for purposes of the Trust’s periodic financial statements (“Financial Statement NAV”) from $27.03 at March 31, 2026 to $20.51 at June 30, 2026 is directly related to the 24.21% decrease in the price of ether. The Financial Statement NAV decreased slightly less than the price of ether on a percentage basis due to net investment income, which was $954,393 for the quarter, or 0.17% of the Trust’s average weighted assets of $553,391,885 during the quarter.

The NAV of $31.22 on April 17, 2026 was the highest during the quarter, compared with a low during the quarter of $20.03 on June 5, 2026.

The net decrease in net assets resulting from operations for the quarter ended June 30, 2026 was $164,693,027, resulting from a net realized loss of $13,274 from ether sold to pay expenses, a net realized loss of $8,550,367 from ether sold for the redemption of Shares, a net realized loss of $2,770,669 from ether paid for the in-kind redemptions of Shares, a net realized loss of $87,095 from ether sold for Trust distributions and an unrealized loss on investment in ether of $154,226,015, partially offset by a net investment income of $954,393. Other than the net Sponsor’s fee of $240,392 the Trust had no expenses during the quarter.

The Period from January 14, 2026 (Date of Seeding) to June 30, 2026

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

The Trust’s net asset value increased from $100,000 at January 14, 2026 to $459,401,748 at June 30, 2026. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 4,000 Shares at January 14, 2026 to 22,400,000 Shares at June 30, 2026, a consequence of 25,000,000 Shares (625 Baskets) being created and 2,600,000 Shares (65 Baskets) being redeemed during the period. The increase in the Trust’s net asset value was partially offset by distributions paid by the Trust in the amount of $351,670 and a decrease in the price of ether, which fell 18.03% from the Trust’s first ether purchase at a price of $1,943.44 on February 18, 2026 to $1,593.01 at June 30, 2026.

The 17.96% decrease in the NAV for purposes of the Financial Statement NAV from $25.00 at January 14, 2026 to $20.51 at June 30, 2026 is directly related to the 18.03% decrease in the price of ether. The Financial Statement NAV decreased slightly less than the price of ether on a percentage basis due to net investment income, which was $923,978 for the period, or 0.27% of the Trust’s average weighted assets of $341,146,070 during the period.

The NAV of $31.22 on April 17, 2026 was the highest during the period, compared with a low during the period of $20.03 on June 5, 2026.

The net decrease in net assets resulting from operations for the period ended June 30, 2026 was $160,751,068, resulting from a net realized loss of $13,274 from ether sold to pay expenses, a net realized loss of $8,550,367 from ether sold for the redemption of Shares, a net realized loss of $2,799,740 from ether paid for the in-kind redemptions of Shares, a net realized loss of $87,095 from ether sold for Trust distributions and an unrealized loss on investment in ether of $150,224,570, partially offset by a net investment income of $923,978. Other than the net Sponsor’s fee of $270,807 the Trust had no expenses during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of June 30, 2026, the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

There were no changes in the Trust’s internal control over financial reporting that occurred during the period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors of the registrant’s Amendment No. 3 to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 6, 2026 and declared effective on March 11, 2026.

The trading prices of many digital assets, including ether, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of ether, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including ether, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including ether, over the course of 2021, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for ether. After reaching an all-time high of approximately $4,950 in August 2025, the price of ether declined to below $1,600 in June 2026, representing a drawdown of more than 65%, and there can be no assurance that the price of ether will not decline further. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout ether’s history, including in 2021-2022 and 2025-2026. For example, ether lost approximately 12.2% of its value according to some sources in mid-October 2025 as part of wider digital asset market turmoil, widely attributed to global trade tensions, which triggered a number of dislocations in the digital asset market (the “October 2025 Flash Crash”), including liquidations of up to $20 billion in collateral in the form of various digital assets (including, but not limited to, ether) securing trades (particularly perpetual futures contracts and various forms of financing transactions), along with reported service interruptions, halted orders, forced unwinding of trades, and other issues, across centralized and decentralized exchanges. Digital asset prices, including the price of ether, declined significantly during the first half of 2026. As of the date of this report, the price of ether remains significantly below its August 2025 all-time high, and digital asset prices continue to fluctuate significantly.

Extreme volatility may persist, and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In response to these events (collectively, the “2022 Events”), the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, the prices of digital assets, including ether, may continue to experience significant volatility or declines and confidence in the digital asset markets may be further undermined. In addition, following the 2022 Events, regulatory and enforcement scrutiny of the digital asset industry increased, including from, among others, the Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities, and the digital asset industry remains subject to significant attention from regulators, legislators, and policymakers. These events are continuing to develop, and the full facts are continuing to emerge. It is not possible to predict at this time all of the risks that they may pose to the Trust, its service providers or the digital asset industry as a whole.

The prices of some digital assets, including ether, may continue to fluctuate in response to actual or perceived political, legislative, regulatory and enforcement developments in the United States. Following the 2024 U.S. presidential election, the current administration has stated policy positions and taken actions that some market participants may view as supportive of the digital asset industry, including actions directed at promoting U.S. leadership in digital assets and financial technology and encouraging greater regulatory clarity for blockchain technology and digital assets. In addition, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (“GENIUS Act”), which establishes a federal framework for payment stablecoins, was enacted in July 2025. The Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”), which is intended to establish a federal market-structure framework for certain digital assets, passed the U.S. House of Representatives in July 2025 and was advanced by the U.S. Senate Committee on Banking, Housing, and Urban Affairs in May 2026. In July 2026, Senate Republicans released updated bill text for the CLARITY Act. Although negotiations regarding the legislation remain ongoing, the CLARITY Act has not been enacted, and its prospects remain uncertain.

Market expectations regarding the administration, Congress, federal regulators, or future legislation or rulemaking may contribute to increases in digital asset prices or valuations. There can be no assurance that those expectations will be realized, that any enacted or proposed legislation or regulation will benefit the digital asset industry generally or ether specifically, or that digital asset prices will rise or maintain their current levels. Delays in, changes to, or adverse developments relating to implementation of the GENIUS Act, enactment of the CLARITY Act or similar legislation, or other federal or state regulatory actions could negatively affect market sentiment, liquidity, trading activity, or the prices of digital assets, including ether. Any resulting decline in the price of ether could cause a reduction in the value of the Shares and cause Shareholders to suffer losses. Moreover, there can be no assurance that political sentiments toward the digital asset industry, or market perceptions of those sentiments, will not shift over time.

On March 6, 2025, President Trump issued an executive order for the “Establishment of the Strategic Bitcoin Reserve and United States Digital Asset Stockpile” (the “Order”). The Order requires the Secretary of the U.S. Department of the Treasury to establish two offices to administer and maintain a “Strategic Bitcoin Reserve” (the “Bitcoin Reserve”) and a U.S. Digital Asset Stockpile (the “Digital Asset Stockpile”), respectively. The Bitcoin Reserve is intended to be capitalized with bitcoin forfeited as part of U.S. criminal or civil proceedings or in satisfaction of penalties imposed by executive agencies. The Order directs the Secretaries of the U.S. Treasury Department and the U.S. Department of Commerce to develop budget-neutral strategies for acquiring additional bitcoin for the Bitcoin Reserve. As established by the Order, the Bitcoin Reserve will not contain ether, and there can be no assurance, and there is no present indication, that it would be changed to include ether in the future. The Digital Asset Stockpile is intended to be capitalized initially with digital assets other than bitcoin forfeited as part of criminal or civil asset forfeiture proceedings, which could include ether; however, there will be no new acquisitions of ether as part of the Digital Asset Stockpile. The anticipation of a U.S. government-funded strategic cryptocurrency reserve may have motivated large-scale purchases of ether in the expectation of the U.S. government potentially acquiring ether to fund such an expected reserve, and the market price of ether may have decreased as a result of the ultimate content of the Order, which did not ultimately provide for acquisition of ether as part of the Bitcoin Reserve, though ether could be held as part of the Digital Asset Stockpile. While legislation has been introduced in the U.S. Senate and the U.S. House of Representatives, which would direct the acquisition of one million bitcoin by the federal government over a five-year period, no such similar federal legislation has been introduced that would provide for acquiring ether. Even if such legislation providing for the acquisition of ether were to be introduced at the federal level, it could fail to pass. In addition, in May 2026, legislation styled the American Reserve Modernization Act of 2026 was introduced in the U.S. House of Representatives, which would, among other things, establish the Bitcoin Reserve and a Digital Asset Stockpile in statute and require the consolidation of digital assets held by federal agencies within the U.S. Department of the Treasury. Bills have also been introduced in several state legislatures to authorize the acquisition of bitcoin by state governments or their instrumentalities, some of which have failed to pass; however, the Sponsor is not aware as of the date of this report that similar legislation at the state level has been introduced in respect of ether, in the same quantity as legislation in respect of bitcoin. If now or in the future, the U.S. federal government or any state government or any instrumentality thereof does not announce ether acquisition plans or does announce such plans, but these plans fall short of market expectations, the price of ether may decline, which may impact Share value. Even if government acquisitions of ether were to occur or if legislation requiring acquisitions of ether is enacted, the price of ether may decline if there are implementation challenges, unexpected difficulties, or policy or legal reversals, any of which may negatively impact Share value. Further, executive orders such as the Order are subject to change and can be reversed or overturned. The enduring existence and size of the Digital Asset Stockpile is subject to complex challenges and uncertainty that makes it difficult to evaluate its effect on the value of ether and the Shares, now or in the future. There can be no assurance that any particular legislation will ever be introduced or passed at either the federal or state level providing for the acquisition of ether by governmental instrumentalities.

Extreme volatility in the future, including further declines in the trading prices of ether, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. The Trust is not actively managed and will not take any action to take advantage of, or mitigate the impacts of volatility in the price of ether.

The value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of ether as a digital asset, including the fact that digital assets are bearer instruments and loss, theft, destruction, or compromise of the associated private keys could result in permanent loss of the asset, and the capabilities and development of blockchain technologies such as the Ethereum blockchain.

Ether was only launched in 2015, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and validators and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

●

Digital asset networks, including the Ethereum peer-to-peer network and associated blockchain ledger (such blockchain, the “Ethereum blockchain” and together with the peer-to-peer network, the “Ethereum network” or “Layer 1 Ethereum network”), and the software used to operate them are in the early stages of development. Given the recentness of the development of digital asset networks, digital assets may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks. Because ether is a digital asset, the value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of digital assets, including the fact that digital assets are bearer instruments and loss, theft, compromise, or destruction of the associated private keys could result in permanent loss of the asset.

●

Digital assets, including ether, are controllable only by the possessor of both the unique public key and private key or keys relating to the Ethereum network address, or “wallet,” at which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. The loss, theft, compromise or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, stolen, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network, resulting in the total loss of the value of the digital asset linked to the private key.

●

Digital asset networks are dependent upon the internet. A disruption of the internet or a digital asset network, such as the Ethereum network, would affect the ability to transfer digital assets, including ether, and, consequently, their value.

●

The acceptance of software patches or upgrades by some, but not all, nodes, users and validators in a digital asset network, such as the Ethereum network, could result in a “fork” in such network’s blockchain, including the Ethereum blockchain, resulting in the operation of multiple separate networks.

●

Governance of the Ethereum network is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of the Ethereum network, which may stymie the Ethereum network’s utility and ability to grow and face challenges. In particular, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems on the Ethereum network, especially long-term problems.

●

The foregoing notwithstanding, the Ethereum network’s protocol is informally overseen by a collective of core developers who, along with members of the Ethereum community, can introduce proposals, known as Ethereum Improvement Proposals (“EIPs”), for updating the Ethereum network. The core developers evolve over time, largely based on self-determined participation. An Ethereum client (“Ethereum Client”) is a software application that implements the Ethereum network specification and communicates with the Ethereum network. A “node” is a computer or other device that has downloaded the Ethereum Client and is connected to other computers also running the Ethereum Client software, together forming the Ethereum network. To the extent that node operators update their individual Ethereum Client to new specifications, the Ethereum network could be subject to changes that may adversely affect the value of ether. In addition, if a digital asset network has high-profile contributors, the perception that such contributors will no longer contribute to the network could have an adverse effect on the market price of the related digital asset.

●

Over the past several years, digital asset validator operations have evolved from individual users to “professionalized” validating operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset validating operations are not sufficiently high, including due to a decrease in transaction fees, validators are more likely to immediately sell tokens earned by validating, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.

●

To the extent that any validators cease to record transactions that do not include the payment of a transaction fee in solved blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Ethereum blockchain until a block is validated by a validator who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in a digital asset network.

●

Many digital asset networks, including the Ethereum network, face significant scaling challenges and may periodically be upgraded with various features designed to increase the speed of digital asset transactions and the number of transactions that can be processed in a given period (known as “throughput”). These attempts to increase the volume of transactions may not be effective or may result in unforeseen problems or issues, and such upgrades may fail, resulting in potentially irreparable damage to the Ethereum network and the value of ether.

●

Moreover, in the past, bugs, defects, and flaws in the source code for digital assets have been exposed and exploited, including flaws that disrupted normal Ethereum network, Ethereum Client, or dApp and smart contract operations or disabled related functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. For example, in May 2023, the main Ethereum network itself reportedly suffered outages or bugs that for a short time prevented transactions from finalizing and being recorded in blocks twice in two days. Major Ethereum Clients which nodes use to access the Ethereum network, such as Geth, Besu and Nethermind, have in the past suffered outages or disruptions due to bugs. For more on an unplanned fork involving Geth clients, see “—A temporary or permanent “fork” could adversely affect the value of the Shares.” The cryptographic algorithms securing the Ethereum network, in particular its elliptic-curve signature schemes, could prove to be flawed or otherwise vulnerable to advances in computing technology, particularly quantum computing. Quantum computing technology is an emerging phenomenon which, because it is still developing, makes it difficult to predict its ultimate effect on the future value of ether and other digital assets. However, if quantum computing technology is able to advance and significantly increase its capacity relative to the capacity of today’s leading quantum computers, it could potentially undermine the viability of many of the cryptographic algorithms used across the world’s information technology infrastructure, including the cryptographic algorithms used for digital assets like ether. In particular, the Ethereum network relies on elliptic-curve cryptography not only for the digital signatures used to authorize transfers of ether from user accounts, but also for the digital signatures used by validators to secure the Ethereum network’s proof-of-stake consensus mechanism and for certain cryptographic commitments and proofs used to verify data on, and support applications built on, the Ethereum network. A sufficiently advanced quantum computer could potentially derive private keys from public keys that have been exposed on the Ethereum blockchain, including public keys that are exposed when an account initiates a transaction. The extent of this risk may depend on, among other things, whether public keys have been exposed, account usage patterns, the timing and manner of transfers, and the wallet-generation, key-management and transaction-signing practices of the Ether Custodian and other service providers. If quantum computing is able to advance in that way, there is a risk that quantum computing could result in the cryptography underlying the Ethereum network becoming ineffective, which, if realized, could compromise the security of the Ethereum network, including its consensus mechanism, or allow a malicious actor to compromise the wallets holding ether owned by the Trust or others on the Ethereum network, which would result in losses to Shareholders. While various actors in the Ethereum community are taking steps to enable the use of post-quantum or quantum-resistant cryptographic algorithms, there is no guarantee that new post-quantum or quantum-resistant architectures will be built and appropriate transitions will be implemented across the multiple layers of the Ethereum network at scale in a timely manner or that any such transition would occur without bugs, security vulnerabilities, increased transaction costs, reduced network functionality or other disruption; any such changes could require the achievement of broad consensus within the Ethereum network community and a fork (or multiple forks), and there can be no assurance that such consensus would be achieved or the changes implemented successfully. See “—Changes in the governance of a digital asset network may not receive sufficient support from users and validators, which may negatively affect that digital asset network’s ability to grow and respond to challenges” and “—A temporary or permanent “fork” could adversely affect the value of the Shares.” If any of the foregoing were to occur, it could result in losses to Shareholders. In any of these circumstances, a malicious actor may be able to compromise the security of the Ethereum network or take the Trust’s ether, which would adversely affect the value of the Shares. In addition, because a significant amount of ether is held in accounts whose public keys have already been exposed, a sufficiently advanced quantum computer could be used to misappropriate that ether, even if the Trust’s own ether were not compromised, undermining confidence in the Ethereum network and depressing the price of ether, which would adversely affect the value of the Shares. Moreover, normal operations and functionality of the Ethereum network may be negatively affected. Such losses of functionality could lead to the Ethereum network losing attractiveness to users, nodes, validators, or other stakeholders, thereby dampening demand for ether. Even if another digital asset other than ether were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

●

The Ethereum network has been in the process of implementing a series of software upgrades and other changes to its protocol, which were previously referred to collectively as “Ethereum 2.0” and some of which were implemented during 2022, such as the Bellatrix and Paris planned forks (defined below) that transitioned the Ethereum network from a proof-of-work consensus mechanism to a proof-of-stake consensus mechanism (“the Merge”). These upgrades have resulted in, and are expected to continue to result in, changes to the Ethereum network. Many of the contemplated upgrades to the Ethereum network will include updates to material aspects of its source code. Although some of these upgrades have been successfully implemented, such as the Merge, which was completed in September 2022, there is no guarantee that there are not undiscovered flaws that will emerge in the future even in upgrades previously considered successful, and previously successful upgrades do not guarantee that future upgrades will be successful. Any such undiscovered flaws, or the failure to properly implement future changes, could have a material adverse effect on the value of ether and the value of the Shares. One completed upgrade is known as the “Shanghai” upgrade, which allows users to unstake their ether and remove it from the relevant smart contract. As a result of these or future upgrades, it is possible that significant volumes of currently locked and illiquid ether could become unlocked and sold, which could increase volatility in ether prices or have a material adverse effect on the value of ether and the value of the Shares. Upgrades currently being considered to increase throughput and promote scaling, such as “sharding” the Layer 1 Ethereum network or greater reliance on so-called “Layer 2” solutions, could have effects which are difficult to anticipate at this time, but could - if unsuccessfully implemented, or if they contain undiscovered flaws - materially adversely impact or even effectively eliminate the value of ether, and therefore impact the price of the Shares. In addition, the acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and validators in a digital asset network could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate networks. See “-A temporary or permanent “fork” could adversely affect the value of the Shares” for additional information.

●

The Ethereum network is still in the process of developing and making significant decisions that will affect policies that govern the supply and issuance of ether as well as other Ethereum network protocols. For example, the Ethereum network has on occasion reduced the quantity of ether rewarded per block and may make additional changes in the future, see “Overview of the Ethereum Industry-Creation of New Ether” for additional information. The open-source nature of many digital asset network protocols, such as the protocol for the Ethereum network, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network, or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. If the Ethereum network does not successfully develop its policies on supply and issuance and other major design decisions, or does so in a manner that is not attractive to network participants, it could lead to a decline in adoption of the Ethereum network and price of ether.

●

Decentralized application and smart contract developers depend on being able to obtain ether to run their programs and operate their businesses. In particular, decentralized applications and smart contracts require ether in order to pay the gas fees needed to power such applications and smart contracts and execute transactions. As such, they represent a significant source of demand for ether. Ether’s price volatility (particularly where ether prices increase), or the Ethereum network’s wider inability to meet the demands of decentralized applications and smart contracts in terms of inexpensive, reliable, and prompt transaction execution (including during congested periods), or to solve its scaling challenges or increase its throughput, may discourage such decentralized application and smart contract developers from using the Ethereum network as the foundational infrastructure layer for building their applications and smart contracts. If decentralized application and smart contract developers abandon the Ethereum blockchain for other blockchain or digital asset networks or protocols for whatever reason, the value of ether could be negatively affected.

Moreover, because digital assets, including ether, have been in existence for a short period of time and are continuing to develop, there may be additional risks in the future that are impossible to predict as of the date of this report.

A temporary or permanent “fork” could adversely affect the value of the Shares.

The Ethereum network operates using open-source protocols, meaning that any user can become a node by downloading the Ethereum Client and participating in the Ethereum network, and no permission of a central authority or body is needed to do so. In addition, anyone can propose a modification to the Ethereum network’s source code and then propose that the Ethereum network community support the modification. These proposed modifications to the Ethereum network’s source code, if adopted, could lead to forks (referred to as “planned forks” because they take place through a formal process).

In the case of planned forks, the core developers, including those associated with or funded by the Ethereum Foundation, are able to access and alter the Ethereum network source code and, as a result, they are typically responsible for proposing quasi-official or widely publicized releases of updates and other changes to the Ethereum network’s source code (i.e., EIPs). Any user can propose an idea for modifying the Ethereum network’s source code, and the core developers are responsible for merging the proposed idea into the EIP repository on GitHub, where it formally becomes an EIP. However, the release of proposed updates to the Ethereum network’s source code by core developers does not guarantee that the updates will be automatically adopted. The developers of each Ethereum Client must agree to implement the EIP’s changes to the Ethereum network in the source code for their respective client software, nodes must accept the changes made available by the developers of the Ethereum Client software they use by choosing to individually download the modified Ethereum Client software, and ultimately a critical mass of validators and users - such as dApp and smart contract developers, as well as end users of dApps and smart contracts, and anyone else who transacts on the Ethereum blockchain or Ethereum network - must support the shift, or the upgrades will lack adoption.

Typically, in the case of a planned fork, once the EIPs are formally introduced by being merged into the EIP repository on GitHub, a robust debate within the Ethereum community as to the advisability of the proposed change ordinarily follows. Assuming the core developers at the protocol level and the developers of individual Ethereum Clients reach a broad consensus among themselves in favor of introducing the change into the respective source code they are responsible for developing and maintaining, the source code modification will be introduced and made available to download. A modification of the Ethereum network’s source code is only effective with respect to the Ethereum nodes that download it and modify their Ethereum Clients accordingly, and in practice such decisions are heavily influenced by the preferences of validators and users. Typically, after a modification is introduced and if a sufficiently broad critical mass of users and validators support the modification and nodes download the modification into their individual Ethereum Clients, the change is implemented and the Ethereum network continues to operate uninterrupted, assuming there are no software issues (e.g., bugs, outages, etc.). However, if less than a sufficiently broad critical mass (in practice, amounting to a substantial majority) of users and validators support the proposed modification and nodes refuse to download the modification to their Ethereum Clients, and the modification is not backwards compatible with the Ethereum blockchain or network or the Ethereum Clients of nodes prior to their modification, the consequence would be what is known as a “hard fork” of the Ethereum network, with one group of nodes running the pre-modified software, with users and validators continuing to use the pre-modified software, while the other group would adopt and run the modified software. The effect of such a hard fork would be the existence of two versions of the Ethereum network running in parallel on separate networks using separate blockchain ledgers, yet lacking interchangeability. In practice, in a hard fork, the two networks would compete with each other for developers, node operators, users, validators, and adoption, potentially to their mutual detriment (for example, if the number of validators on each network is too small leading to security concerns, as discussed below, or if the number of users on each is reduced compared to the number of users of the single pre-fork blockchain network). Debates relating to hard forks can be contentious and hard fought among network participants and can lead to ill will. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of validating power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual validator or validating pool’s validating power to exceed 50% of the total on either network, thereby making them both more susceptible to attack.

A future fork in the Ethereum network could adversely affect the value of the Shares or the ability of the Trust to operate. A fork could also adversely affect the price of ether at the time of announcement or adoption or subsequently. For example, the announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Alternatively, as with any change to software code, software upgrades and other changes to the source code or protocols of the Ethereum network could fail to work as intended or could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, or security risks, create problematic economic incentives which incentivize behavior which has a negative effect on the Ethereum network’s users, validators, or the Ethereum network as a whole, or otherwise adversely affect, the speed, security, usability, or value of the Ethereum network or ether. If a fork caused operational problems for either post-fork network or blockchain, the digital assets associated with the affected network could lose some or all of their value. Furthermore, while the Sponsor will, as permitted by the terms of the Trust Agreement, determine which network is generally accepted as the Ethereum network and should therefore be considered the appropriate network for the Trust’s purposes, there is no guarantee that the Sponsor will choose the network and the associated digital asset that is ultimately the most valuable. Any of these events could therefore adversely impact the value of the Shares.

On March 13, 2024, the Ethereum network underwent a planned fork called “Dencunˮ implementing a series of EIPs. EIP 4844, which some commentators perceive to be the most significant EIP within the Dencun series, is intended to improve the economics of Layer 2s by reducing transaction fees for Layer 2s who batch transactions executed on the Layer 2s and upload them as a batch (or as a single proof) onto the main Layer 1 Ethereum network. Among other objectives, the Dencun software upgrade was designed to provide Layer 2 scaling solutions a designated storage space on the Layer 1 Ethereum network, called Binary Large Objects (“blobs”), which attach large data chunks to transactions on the Layer 1 Ethereum network and are recorded on its blockchain. The data in blobs become inaccessible on the Layer 1 Ethereum network after a temporary period (three weeks), unlike the previous method of storing batched data from Layer 2s on the Layer 1 Ethereum network, which was stored permanently. The cost of accessing the temporary storage in blobs is expected by proponents of the Dencun upgrade to be substantially lower than the cost of storing the data on the Ethereum Layer 1 network permanently, making Layer 2s more cost-efficient to operate and, some commentators hope, more attractive as a scaling solution. Immediately following the upgrade, some Layer 2s reportedly experienced reduced transaction fees when batching transactions to the main Layer 1 Ethereum network, which in turn lowered the transaction costs for executing transactions on such Layer 2s, but this also is believed to have resulted in ether prices (ether being the native asset of the Layer 1 Ethereum network) dropping as well, due in part to the reduced demand for ether to pay the transaction costs of recording data on the Layer 1 Ethereum network. Decreased ether prices could have an adverse effect on the value of the Shares. Additionally, some Layer 2s, such as Blast, reportedly experienced outages and other disruptions in the aftermath of the Dencun upgrade, which in the case of Blast halted block production on the Blast Layer 2 blockchain for a period of time, though it was reportedly restored afterward. As with any change to software code, planned forks such as Dencun could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, security risks, problematic incentive structures, or otherwise fail to work as intended or achieve the expected benefits that proponents hope for in the short term or the long term, which could also have an adverse effect on adoption of the Ethereum network and the value of ether, and therefore the Shares.

In September 2022, the Ethereum network transitioned to a proof-of-stake consensus model, in an upgrade referred to as the “Merge.” Following the Merge, a hard fork of the Ethereum network occurred, as a small number of Ethereum validators and network participants planned to maintain the proof-of-work consensus mechanism that was removed as part of the Merge. This version of the network, which is not backwards compatible with the Ethereum Layer 1 blockchain, is considered a forked branch and was rebranded as “Ethereum Proof-of-Work.” To the extent significant developer talent, users or validators abandon the Ethereum Layer 1 network and adopt the Ethereum Proof-of-Work blockchain instead, the value of the Shares could be adversely affected.

In December 2025, the Ethereum network implemented the Fusaka hard fork, which was designed to expand data capacity, reinforce defenses against denial-of-service attacks, and introduce new tools for developers and users, among others. The main feature of the Fusaka upgrade is a new way of handling the data in the blobs introduced by the Dencun upgrade, which was designed to create improvements for Layer 2s to store data on the main Ethereum network. The Ethereum core developers have announced a further planned upgrade, referred to as Glamsterdam, which is expected to be implemented in the second half of 2026. As with any change to software code, planned forks such as Glamsterdam could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, security risks, problematic incentive structures, or otherwise fail to work as intended or achieve the expected benefits that proponents hope for in the short term or the long term, which could also have an adverse effect on adoption of the Ethereum network and the value of ether, and therefore the Shares.

As illustrated by Dencun, the Merge, Fusaka, and Glamsterdam, the Ethereum network regularly implements planned forks in an effort to achieve its development roadmap, advance the scalability process, and to improve the network generally. For example, in connection with the Ethereum development roadmap, the Ethereum network executed planned forks to transition from the initial Frontier development stage into the Homestead development stage in 2016; to transition from the Homestead development stage to the first sub-stage, Byzantium, of the Metropolis development stage in 2017; to transition from the Byzantium sub-stage to the St. Petersburg sub-stage in early 2019; and to transition from the St. Petersburg sub-stage to the Istanbul sub-phase, in late 2019. In April 2021, the Ethereum network underwent the Berlin and Altair planned forks, among others. In 2022, Ethereum underwent the Bellatrix and Paris planned forks in connection with the Merge. In 2023, Ethereum underwent the Capella and Shanghai planned forks (collectively, Shapella), which enabled withdrawals of staked assets to the Ethereum Layer 1 blockchain mainnet for the first time (they had previously been locked on the Beacon Chain). On May 7, 2025, “Pectra” which is a combination of the Prague execution layer hard fork and the Electra consensus layer upgrade, went live. Pectra, among other changes, increased the maximum amount of ether that a validator can stake from 32 to 2,048, allowing validators to manage higher balances with the goals of potentially reducing costs; introducing account abstraction, allowing externally owned accounts (EOAs) to temporarily function like smart contracts; and reducing security risks and shortening the wait time for new validators. Any of these or future planned forks could fail to work as intended or could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, or security risks, or create problematic economic incentives which could increase behavior that has a negative effect on the Ethereum network’s nodes, users, validators, or the Ethereum network as a whole, or otherwise adversely affect, the speed, security, usability, or value of the Ethereum network or ether. Alternatively, such hard forks could be contentious, leading to a split and fracture in the Ethereum community to its collective detriment, as discussed above. Any such outcomes could adversely affect the value of the Shares.

Forks may also occur as a digital asset network community’s response to a significant security breach. For example, in July 2016, Ethereum underwent a hard fork between the Layer 1 Ethereum network and a new digital asset running on a “forked” branch of the network, Ethereum Classic, as a result of the Ethereum network community’s response to a significant security breach. In June 2016, an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of ether held by The DAO, a decentralized autonomous organization, into a segregated account. In response to the hack, and after a contentious debate, most participants in the Ethereum community elected to adopt a hard fork that effectively reversed the hack, and this network constitutes the Layer 1 Ethereum network. However, a minority of users continued to develop the original blockchain, now referred to as “Ethereum Classic”, which is not backwards compatible with the Layer 1 Ethereum network and is considered a forked branch, with the native digital asset on that blockchain now referred to as Ethereum Classic, or ETC. ETC now trades on several digital asset platforms. Following the July 2016 hard fork between the Ethereum and Ethereum Classic networks, new security concerns surfaced. Replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum exchanges through at least October 2016. An Ethereum exchange announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018, and security concerns could similarly surface in connection with future hard forks.

An unplanned fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of Ethereum Client software that nodes run and use to access the Ethereum network. For example, such an unplanned fork reportedly occurred in the Go-Ethereum (“Geth”) client, which is a popular Ethereum Client that many nodes use to access the Ethereum network and whose developers are financially supported by the Ethereum Foundation. In November 2020, a bug was discovered in Geth (but not the other Ethereum Clients at the time, such as Besu, OpenEthereum, and Nethermind), and a patch was released that all nodes using the Geth client were supposed to download and apply simultaneously. However, not all nodes using Geth did so, resulting in the non-patched Geth nodes temporarily running a different version of the Ethereum blockchain than the patched Geth nodes and nodes using other Ethereum Clients. This temporarily created two conflicting versions of the Ethereum blockchain, causing the nodes using the non-patched Geth version to be unable to reach consensus with the rest of the nodes on the Ethereum blockchain, interrupting the non-patch Geth nodes’ access to the Ethereum network. For example, Infura, which is a node operator that provides services to major Ethereum smart contracts, wallet software providers like MetaMask, ether trading platforms, and other market participants, reportedly ran numerous nodes using the Geth client. Infura’s Geth client running nodes reportedly used the outdated, non-patched Geth version initially, which is said to have caused those nodes to be on the minority blockchain, impacting transaction execution, validation, and recording on the main Layer 1 Ethereum network for Infura’s customers - such as Ethereum-based smart contracts, wallet providers like MetaMask, ether trading platforms, etc. - until Infura was able to apply the software update released by the Geth client developers to Infura’s nodes that use Geth as their Ethereum Client. Ultimately, the problem was reportedly fixed by releasing a new upgraded version of Geth that all nodes using the Geth client were to promptly download. This reportedly harmonized the conflicting versions and restored synchronization among Geth nodes, fixing the problem and restoring access to the Ethereum network, including for Infura and its customers.

In the future, if an accidental or unintentional fork similar to what happened within the Geth client in November 2020 were to reoccur within Geth (or any other major Ethereum Client), or were to happen to the Ethereum network as a whole (instead of being limited to a single Ethereum Client, in this case Geth), such a fork could lead to nodes, users and validators losing confidence in the Ethereum network and abandoning it in favor of other blockchain protocols. Furthermore, it is possible that, in a future unplanned fork, a substantial number of nodes, users and validators could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains, resulting in a permanent fork. Moreover, following the Merge, nodes on the Ethereum network must run two Ethereum Clients, i.e., an Execution Client and a Consensus Client paired together, with the implementations selected at the discretion of the node operator. There are multiple groups independently developing and implementing their respective Execution Clients and Consensus Clients; while some individual Execution Clients or Consensus Clients are more popular or widely adopted than others, there remains heterogeneity among Ethereum Clients. Each Execution Client and Consensus Client needs to interoperate effectively with the other Execution Client and Consensus Client. Although this diversity of Ethereum Clients is perceived by some to promote decentralization of the Ethereum network, it comes at a potential cost: if there are any unanticipated or undiscovered flaws, bugs, software defects, or interoperability failures causing any individual Execution Client to fail to interoperate effectively with any other individual Execution Client or any Consensus Client, the Ethereum network as a whole could suffer an unplanned fork, major disruption, catastrophic outage, system failure, loss of confidence or adoption among users or validators, or a variety of other problems. Any of these events could cause ether to decline in value, adversely affecting the price of Shares.

Protocols may also be cloned. Unlike a fork, which modifies an existing blockchain, and results in two competing networks, each with the same genesis block, a “clone” is a copy of a protocol’s codebase that results in an entirely new blockchain and new genesis block. Tokens are created solely from the new “clone” network and, in contrast to forks, holders of tokens of the existing network that was cloned do not receive any tokens of the new network. A “clone” results in a competing network that has characteristics substantially similar to the network it was based on, subject to any changes as determined by the developer(s) that initiated the clone. For example, following the DAO hack in July 2016, holders of ether voted on-chain to reverse the hack, effectively causing a hard fork. For the days following the vote, the price of ether rose from $11.65 on July 15, 2016 to $14.66 on July 21, 2016, the day after the first Ethereum Classic block was mined. A clone may also adversely affect the price of ether at the time of announcement or adoption or subsequently. For example, on November 6, 2016, Rhett Creighton, a Zcash developer, cloned the Zcash Network to launch Zclassic, a substantially identical version of the Zcash Network that eliminated the Founders’ Reward. For the days following the date the first Zclassic block was mined, the price of ZEC, the native cryptocurrency of Zcash, fell from $504.57 on November 5, 2016 to $236.01 on November 7, 2016 in the midst of a broader sell-off of ZEC beginning immediately after the Zcash Network launch on October 28, 2016.

A determination that ether or any other digital asset is a “security” may adversely affect the value of ether and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. The SEC staff has reportedly provided informal assurances in the past to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question were sold as investment contracts, and therefore were securities under the federal securities laws. The CFTC considers ether to be a commodity subject to its regulatory jurisdiction, and ether futures have been listed for years on CFTC-regulated exchanges while cleared ether swaps have been listed for trading on CFTC-regulated swap execution facilities not registered with the SEC without being deemed “mixed swaps” subject to joint CFTC and SEC jurisdiction to the Sponsor’s knowledge.

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

Regulatory changes or actions in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, validating activity or the operation of their networks or the digital asset platform market in a manner that adversely affects the value of the Shares.

Various foreign jurisdictions have adopted, and may continue to adopt laws, regulations or directives that affect digital asset networks (including the Ethereum network), the digital asset markets (including the ether market), and their users, particularly digital asset platforms and service providers that fall within such jurisdictions’ regulatory scope. For example, if China or other foreign jurisdictions were to ban or otherwise restrict manufacturers’ ability to produce or sell semiconductors or hard drives in connection with ether validating, it would have a material adverse effect on digital asset networks (including the Ethereum network), the digital asset market, and as a result, impact the value of the Shares.

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in crypto assets illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. The United Kingdom’s Financial Services and Markets Act 2023 (the “FSMA”) received royal assent in June 2023. According to publicly available government materials, the FSMA brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the Parliament of the European Union approved the text of the Markets in Crypto-Assets Regulation (“MiCA”) in April 2023, establishing a regulatory framework for digital asset services across the European Union. Certain parts of MiCA became effective as of June 2024 and the remainder became effective as of December 2024. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. Foreign laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of ether. Moreover, other events, such as the interruption in telecommunications or internet services, cyber-related terrorist acts, civil disturbances, war or other catastrophes, could also negatively affect the digital asset economy in one or more jurisdictions. For example, Russia’s invasion of Ukraine on February 24, 2022 led to volatility in digital asset prices, with an initial steep decline followed by a sharp rebound in prices. The effect of any future regulatory change or other events on the Trust or ether is impossible to predict, and such change could be substantial and adverse to the Trust and the value of the Shares.

Regulatory changes or interpretations could obligate the Trust, the Trustee or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust.

Current and future federal or state legislation, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which ether is treated. In particular, although the Interpretive Release classified ether as a “digital commodity” and not a security under the U.S. federal securities laws, ether may nonetheless in the future be classified by the CFTC as a “commodity interest” under the CEA, or a court or a future SEC administration could conclude that ether is a “security” under U.S. federal securities laws notwithstanding the Interpretive Release. The Sponsor, the Trustee and the Trust cannot be certain as to how future regulatory developments will impact the treatment of ether under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders.

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

The regulatory landscape surrounding Staking Activities is highly uncertain and may expose the Sponsor, the Ether Custodian, Staking Services Providers, and the Trust and its Shareholders to unforeseen litigation or potential SEC enforcement actions. For example, there is a risk that the Staking Arrangements could constitute an “investment contract” under the federal securities laws and therefore be deemed a security, requiring registration or reliance on an exemption from registration. In May 2025, staff of the SEC Division of Corporation Finance issued a statement (the “SEC Staking Statement”) expressing the view that certain staking activities do not involve the offer and sale of securities within the meaning of the federal securities laws, and we believe that the Staking Arrangements satisfy the criteria set forth in this statement. However, the SEC Staking Statement is not a rule, regulation, guidance, or statement of the SEC, and has no legal force or effect. In addition, on March 17, 2026, the SEC issued the Interpretive Release, in which the SEC reached a similar conclusion with respect to certain staking activities. Although the Interpretive Release represents the official position of the SEC, it is not itself a statute or binding rule, and a court or future administration could take a different view. Accordingly, there is a risk that a court could disagree with the views expressed in the SEC Staking Statement or that the SEC could withdraw the statement. In that case, or if ether were deemed a security, there would also be a risk that a Staking Provider could be deemed to be acting as a broker-dealer, on the basis that the Staking Provider is receiving a commission for effecting the staking transactions and receipt of Staking Consideration.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 2,560,000 Shares (64 Baskets) were redeemed during the quarter ended June 30, 2026.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share
04/01/26 to 04/30/26	200,000	$29.3944
05/01/26 to 05/31/26	320,000	28.5107
06/01/26 to 06/30/26	2,040,000	20.9026
Total	2,560,000	$22.5171

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
3.1

Certificate of Trust of iShares Staked Ethereum Trust ETF incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-291992) filed by the Registrant on December 8, 2025

3.2

Certificate of Amendment to Certificate of Trust of iShares Staked Ethereum Trust ETF incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1/A (File No. 333-291992) filed by the Registrant on February 17, 2026

4.1	Amended and Restated Trust Agreement incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1/A (File No. 333-291992) filed by the Registrant on February 17, 2026

4.2	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1/A (File No. 333-291992) filed by the Registrant on February 17, 2026

10.1

Third Amended and Restated Coinbase Prime Broker Agreement incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1/A (File No. 333-291992) filed by the Registrant on February 17, 2026

10.2

Amendment to the Third Amended and Restated Coinbase Prime Broker Agreement incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1/A (File No. 333-291992) filed by the Registrant on February 17, 2026

10.3

Joinder and Amendment to the Coinbase Prime Broker Agreement incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1/A (File No. 333-291992) filed by the Registrant on February 17, 2026

10.4

Coinbase Custody Custodial Services Agreement (included as Exhibit A in Exhibit 10.1) incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1/A (File No. 333-291992) filed by the Registrant on February 17, 2026

10.5

Staking Addendum to Coinbase Custody Custodial Services Agreement incorporated by reference to Exhibit 10.11 of Registration Statement on Form S-1/A (File No. 333-291992) filed by the Registrant on April 15, 2026

10.6

Services Agreement with Bank of New York Mellon, as cash custodian and trust administrator incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1/A (File No. 333-291992) filed by the Registrant on February 17, 2026

10.7

Amendment to the Services Agreement with Bank of New York Mellon, as cash custodian and trust administrator incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1/A (File No. 333-291992) filed by the Registrant on February 17, 2026

10.8	ETF Services Agreement with BRIL incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1/A (File No. 333‑291992) filed by the Registrant on February 17, 2026

10.9

Master Custody Service Agreement with Anchorage Digital Bank N.A. incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1/A (File No. 333-291992) filed by the Registrant on February 17, 2026

10.10

First Amendment to Master Custody Service Agreement with Anchorage Digital Bank N.A. incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1/A (File No. 333-291992) filed by the Registrant on February 17, 2026

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,
Sponsor of the iShares Staked Ethereum Trust ETF (registrant)

/s/ Jay Jacobs

Jay Jacobs
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	August 11, 2026

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 11, 2026

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.