Form 10-Q
period 2026-09-30
iShares Staked Ethereum Trust ETF
filed 2026-11-06
CIK 2099103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 31, 2026, the Registrant had 32,520,000 Shares outstanding.

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Statement of Assets and Liabilities at September 30, 2026	1

	Statements of Operations for the three months ended September 30, 2026 and the Period from January 14, 2026 (Date of Seeding) to September 30, 2026	2

	Statements of Changes in Net Assets for the three months ended September 30, 2026 and the Period from January 14, 2026 (Date of Seeding) to September 30, 2026	3

	Statement of Cash Flows for the Period from January 14, 2026 (Date of Seeding) to September 30, 2026	4

	Schedule of Investments at September 30, 2026	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

SIGNATURES		34

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Staked Ethereum Trust ETF

Statement of Assets and Liabilities (Unaudited)

At September 30, 2026

September 30, 2026
Assets
Investment in ether, at fair value(a)(b)	$1,188,766,519
Cash	2,317
Total Assets	1,188,768,836

Liabilities
Sponsor’s fee, inclusive of Sponsor’s Staking Portion payable	104,085
Total Liabilities	104,085

Commitments and contingent liabilities (Note 6)	—

Net Assets	$1,188,664,751

Shares issued and outstanding(c)	34,280,000
Net asset value per Share (Note 2C)	$34.68

(a)	Cost of investment in ether is $974,021,529.
(b)	As of September 30, 2026, 337,045 ether (representing 76.4% of the position) are staked through third-party counterparties.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Staked Ethereum Trust ETF

Statements of Operations (Unaudited)

For the three months ended September 30, 2026 and the Period from January 14, 2026 (Date of Seeding) to September 30, 2026

	Three Months Ended September 30, 2026		For the Period from January 14, 2026 (Date of Seeding) to September 30, 2026
Investment Income
Staking income	$3,067,127		$4,261,912

Expenses
Sponsor’s fee inclusive of Sponsor’s Staking Portion	660,434		1,127,813
Sponsor’s fee waived	(243,743)		(440,315)
Total expenses	416,691		687,498
Net investment income	2,650,436		3,574,414

Net Realized and Unrealized Gain
Net realized loss from:
Ether sold to pay expenses	(6,858)		(20,132)
Ether sold for the redemption of Shares	(455,982	)(a)	(11,806,089	)(b)
Ether sold for distributions	(85,695)		(172,790)
Net realized loss	(548,535	)(c)	(11,999,011	)(d)
Net change in unrealized appreciation/depreciation	364,969,560		214,744,990
Net realized and unrealized gain	364,421,025		202,745,979

Net increase in net assets resulting from operations	$367,071,461		$206,320,393

Net increase in net assets per Share(e)	$13.92		$11.56

(a)	Includes $(458,821) of investments paid for the in-kind redemption of Shares.
(b)	Includes $(3,258,561) of investments paid for the in-kind redemption of Shares.
(c)	Includes $603,725 of realized gains and $(1,152,260) of realized losses.
(d)	Includes $962,076 of realized gains and $(12,961,087) of realized losses.
(e)	Net increase in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Staked Ethereum Trust ETF

Statements of Changes in Net Assets (Unaudited)

For the three months ended September 30, 2026 and the Period from January 14, 2026 (Date of Seeding) to September 30, 2026

For the Period from January 14, 2026 (Date of Seeding) to September 30, 2026
Net Assets at January 14, 2026	$—

Operations:
Net investment loss	(30,415)
Net realized loss	(29,071)
Net change in unrealized appreciation/depreciation	4,001,445
Net increase in net assets resulting from operations	3,941,959

Capital Share Transactions:
Contributions for Shares issued	406,907,383
Distributions for Shares redeemed	(1,038,678)
Net increase in net assets from capital share transactions	405,868,705

Increase in net assets	409,810,664

Net Assets at March 31, 2026	$409,810,664

Operations:
Net investment income	954,393
Net realized loss	(11,421,405)
Net change in unrealized appreciation/depreciation	(154,226,015)
Net decrease in net assets resulting from operations	(164,693,027)
Distributions to Shareholders:
Decrease in net assets resulting from distributions to shareholders	(351,670)

Capital Share Transactions:
Contributions for Shares issued	272,279,496
Distributions for Shares redeemed	(57,643,715)
Net increase in net assets from capital share transactions	214,635,781

Increase in net assets	49,591,084

Net Assets at June 30, 2026	$459,401,748

Operations:
Net investment income	2,650,436
Net realized loss	(548,535)
Net change in unrealized appreciation/depreciation	364,969,560
Net increase in net assets resulting from operations	367,071,461

Distributions to Shareholders:
Decrease in net assets resulting from distributions to shareholders	(2,622,730)

Capital Share Transactions:
Contributions for Shares issued	388,937,171
Distributions for Shares redeemed	(24,122,899)
Net increase in net assets from capital share transactions	364,814,272

Increase in net assets	729,263,003

Net Assets at September 30, 2026	$1,188,664,751

Shares issued and redeemed
Shares issued	37,720,000
Shares redeemed	(3,440,000)
Net increase in Shares issued and outstanding	34,280,000

iShares® Staked Ethereum Trust ETF

Statement of Cash Flows (Unaudited)

For the Period from January 14, 2026 (Date of Seeding) to September 30, 2026

For the Period from January 14, 2026 (Date of Seeding) To September 30, 2026

Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$206,320,393
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(834,262,640)
Proceeds from ether sold	39,397,995
Ether received for staking income	(3,995,534)
Net realized loss	11,999,011
Net change in unrealized appreciation/depreciation	(214,744,990)
Change in operating assets and liabilities:
Sponsor’s fee payable	104,085
Net cash used in operating activities	$(795,181,680)

Cash Provided by Financing Activities
Proceeds from issuance of Shares	$834,284,393
Payments for Shares redeemed	(36,125,996)
Cash dividends paid to shareholders	(2,974,400)
Net cash provided by financing activities	$795,183,997

Cash
Net increase in cash	$2,317
Cash, beginning of period	—
Cash, end of period	$2,317

Supplemental disclosure of non-cash information:
Ether purchased for Shares issued	$233,839,657
Ether paid for Shares redeemed	$(46,679,296)

See notes to financial statements.

iShares® Staked Ethereum Trust ETF

Schedule of Investments (Unaudited)

At September 30, 2026

September 30, 2026

Description	Quantity	Cost	Fair Value
Ether(a)	441,284	$974,021,529	$1,188,766,519

Total Investments – 100.01%			1,188,766,519
Liabilities in Excess of Other Assets – (0.01)%			(101,768)
Net Assets – 100.00%			$1,188,664,751

(a)	As of September 30, 2026, 337,045 ether (representing 76.4% of the position) are staked with third-party counterparties.

See notes to financial statements.

iShares® Staked Ethereum Trust ETF

Notes to Financial Statements (Unaudited)

September 30, 2026

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

On January 14, 2026, BlackRock Financial Management, Inc. (the “Seed Capital Investor”) purchased 4,000 Shares for $100,000 at a per-Share price of $25.00 (the “Seed Creation Baskets”). The Seed Capital Investor did not receive from the Trust, the Sponsor or any of their affiliates any fee or other compensation in connection with the purchase of Seed Creation Baskets. On February 18, 2026, the Seed Capital Investor purchased an additional 3,996,000 Shares for $99,900,000 and the Trust purchased approximately 51,455 ether with the proceeds of the Seed Creation Baskets using Coinbase Inc. (the “Prime Execution Agent”). The costs incurred in connection with the purchase of ether with the proceeds of the Seed Creation Baskets were borne by the Trust. The Sponsor’s fee started accruing daily at an annualized rate equal to 0.25% of the net asset value of the Trust on February 18, 2026.

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

The Trust engages in Staking Activities with respect to a portion of its ether holdings in order to earn staking rewards. For the Period from January 14, 2026 (Date of Seeding) to  September 30, 2026, the Trust earned $4,261,912 in staking rewards. Under the Trust’s staking program, the Sponsor instructs the Ether Custodian to stake the Trust’s ether. The Trust retains control of its ether throughout the staking process. The delegation of ether for staking purposes does not constitute a sale, transfer, or other derecognition event, as control of the ether is not transferred to the validator or staking provider.

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

The following table summarizes activity in ether for the three months ended September 30, 2026:

Three Months Ended September 30, 2026	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	288,417	$609,675,401	$459,450,831	$—
Ether purchased(a)	165,172	392,125,046	392,125,046	—
Ether sold for the redemption of Shares(b)	(10,955)	(24,898,374)	(24,442,392)	(455,982)
Ether sold to pay expenses	(81)	(172,079)	(165,221)	(6,858)
Ether sold for distributions	(1,269)	(2,708,465)	(2,622,770)	(85,695)
Net realized loss	—	—	(548,535)	—
Net change in unrealized appreciation/depreciation	—	—	364,969,560	—
Ending balance	441,284	$974,021,529	$1,188,766,519	$(548,535)

(a)	Includes ether purchased in-kind for Shares issued of $100,624,645.
(b)	Includes ether paid in-kind for Shares redeemed of $24,122,899 (Cost of ether paid was $24,581,720 and realized loss of ether paid was $458,821).

The following table summarizes activity in ether for the period from January 14, 2026 (Date of Seeding) to September 30, 2026:

For the Period from January 14, 2026 (Date of Seeding) to September 30, 2026	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	—	$—	$—	$—
Ether purchased(a)	487,386	1,072,541,788	1,072,541,788	—
Ether sold for the redemption of Shares(b)	(44,487)	(95,053,381)	(83,247,292)	(11,806,089)
Ether sold to pay expenses	(148)	(319,643)	(299,511)	(20,132)
Ether sold for distributions	(1,467)	(3,147,235)	(2,974,445)	(172,790)
Net realized loss	—	—	(11,999,011)	—
Net change in unrealized appreciation/depreciation	—	—	214,744,990	—
Ending balance	441,284	$974,021,529	$1,188,766,519	$(11,999,011)

(a)	Includes ether purchased in-kind for Shares issued of $233,839,657.
(b)	Includes ether paid in-kind for Shares redeemed of $46,679,296 (Cost of ether paid was $49,937,857 and realized loss of ether paid was $3,258,561).

C.	Calculation of Net Asset Value

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

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of September 30, 2026 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

For the period from January 14, 2026 (Date of Seeding) to September 30, 2026, the aggregate Sponsor fee, including the Sponsor’s Staking Portion, was $1,127,813 and the amount waived was $440,315.

4 -	Related Parties

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee’s fee is paid by the Sponsor and is not a separate expense of the Trust.

On January 14, 2026, the Seed Capital Investor purchased 4,000 Shares of the Trust. On February 18, 2026, the Seed Capital Investor purchased an additional 3,996,000 Shares. As of September 30, 2026, affiliates of BlackRock, Inc., including the Seed Capital Investor, beneficially owned 4,000,000 Shares of the Trust, representing approximately 11.7% of the Shares outstanding.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended September 30, 2026 and the Period from January 14, 2026 (Date of Seeding) to September 30, 2026.

	Three Months Ended September 30, 2026	For the Period from January 14, 2026 (Date of Seeding) to September 30, 2026
Net asset value per Share, beginning of period	$20.51	$25.00
Net investment income(a)	0.10	0.20
Net realized and unrealized gain(b)	14.17	9.60
Net increase in net assets from operations	14.27	9.80
Distributions per share	(0.10)	(0.12)
Net asset value per Share, end of period	$34.68	$34.68

Total return, at net asset value(c)(d)(e)	69.75%	30.58	%(f)(g)

Ratio to average net assets:
Net investment income(h)	1.41%	1.04%
Total expenses(h)	0.35%	0.33%
Total expenses after fees waived(h)	0.22%	0.20%

(a)	Based on average Shares outstanding during the period.
(b)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investment for the period due to the timing of Share transactions in relation to the fluctuating fair values of the Trust’s underlying investment.

(c)	Based on the change in net asset value of a Share during the period.
(d)	Percentage is not annualized.
(e)	Where applicable, assumes the reinvestment of distributions.
(f)	For the period March 11, 2026 (Effective Date) to September 30, 2026.
(g)	For the period January 14, 2026 to September 30, 2026, the Trust’s total return was 39.36%.
(h)	Percentage is annualized.

9 -	Investment Valuation

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

Level 3 −	Unobservable inputs for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

At September 30, 2026, the value of the ether held by the Trust is categorized as Level 1.

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

The Trust issues and redeems Shares only in aggregations of 40,000 Shares (a “Basket”) or integral multiples thereof, based on the quantity of ether attributable to each Share (net of accrued but unpaid Sponsor’s fee and any accrued but unpaid expenses or liabilities). Only registered broker-dealers that have previously entered into an agreement with the Sponsor governing the terms and conditions of such issuance (such broker-dealers, the “Authorized Participants”), can place orders to receive Baskets in exchange for cash or ether. Baskets may be redeemed by the Trust in exchange for an amount of ether corresponding to their redemption value or for the cash proceeds from selling the amount of ether corresponding to their redemption value.

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

Shares of the Trust trade on The Nasdaq Stock Market LLC (“NASDAQ”) under the ticker symbol ETHB.

Staking

The Trust stakes a portion of its ether holdings in order to earn staking rewards (“Staking Consideration”). Under the Trust’s staking program, the Sponsor instructs Coinbase Custody Trust Company, LLC, as the Trust’s ether custodian, to stake the Trust’s ether. The Trust retains control of its ether throughout the staking process. The delegation of ether for staking purposes does not constitute a sale, transfer, or other derecognition event, as control of the ether is not transferred to the validator or staking provider.

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

Results of Operations

The Quarter Ended September 30, 2026

The Trust’s net asset value increased from $459,401,748 at June 30, 2026 to $1,188,664,751 at September 30, 2026, a 158.74% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the price of ether, which rose 69.11% from $1,593.01 at June 30, 2026 to $2,693.88 at September 30, 2026. The increase in the Trust’s net asset value also benefited from an increase in the number of outstanding Shares, which rose from 22,400,000 Shares at June 30, 2026 to 34,280,000 Shares at September 30, 2026, a consequence of 12,720,000 Shares (318 Baskets) being created and 840,000 Shares (21 Baskets) being redeemed during the quarter. The increase in the Trust’s net asset value was partially offset by distributions paid by the Trust in the amount of $2,622,730.

The 69.75% total return for the quarter ended September 30, 2026, primarily resulted from the 69.11% increase in the price of ether. The total return increased slightly more than the price of ether on a percentage basis due to net investment income, which was $2,650,436 for the quarter, or 0.36% of the Trust’s average weighted assets of $743,865,321 during the quarter.

The NAV of $35.56 on September 21, 2026 was the highest during the quarter, compared with a low during the quarter of $20.84 on July 1, 2026.

The net increase in net assets resulting from operations for the quarter ended September 30, 2026 was $367,071,461, resulting from an unrealized gain on investment in ether of $364,969,560, a net investment income of $2,650,436 and a net realized gain of $2,839 from ether sold for the redemptions of Shares, partially offset by a net realized loss of $85,695 from ether sold for Trust distributions, a net realized loss of $6,858 from ether sold to pay expenses, and a net realized loss of $458,821 from ether paid for the in-kind redemptions of Shares. Other than the net Sponsor’s fee of $416,691, the Trust had no expenses during the quarter.

The Period from January 14, 2026 (Date of Seeding) to September 30, 2026

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

The Trust’s net asset value increased from $100,000 at January 14, 2026 to $1,188,664,751 at September 30, 2026. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 4,000 Shares at January 14, 2026 to 34,280,000 at September 30, 2026, a consequence of 37,720,000 Shares (943 Baskets) being created and 3,440,000 Shares (86 Baskets) being redeemed during the period. The increase in the Trust’s net asset value also benefited from an increase in the price of ether, which rose 38.61% from the Trust’s first ether purchase at a price of $1,943.44 on February 18, 2026 to $2,693.88 at September 30, 2026. The increase in the Trust’s net asset value was partially offset by distributions paid by the Trust in the amount of $2,974,400.

The 39.36% total return for the period ended September 30, 2026, primarily resulted from the 38.61% increase in the price of ether. The total return increased slightly more than the price of ether on a percentage basis due to net investment income, which was $3,574,414 for the period, or 0.74% of the Trust’s average weighted assets of $483,646,728 during the period.

The NAV of $35.56 on September 21, 2026 was the highest during the period, compared with a low during the period of $20.03 on June 5, 2026.

The net increase in net assets resulting from operations for the period ended September 30, 2026 was $206,320,393, resulting from an unrealized gain on investment in ether of $214,744,990 and a net investment income of $3,574,414, partially offset by a net realized loss of $8,547,528 from ether sold for the redemption of Shares, a net realized loss of $3,258,561 from ether paid for the in-kind redemptions of Shares, a net realized loss of $20,132 from ether sold to pay expenses, and a net realized loss of $172,790 from ether sold for Trust distributions. Other than the net Sponsor’s fee of $687,498, the Trust had no expenses during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of September 30, 2026, the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

There were no changes in the Trust’s internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

In September 2026, Bitget, a digital asset platform, reported that a security breach resulted in unauthorized transfers of approximately $388 million in digital assets and the temporary suspension of withdrawals. According to reports from blockchain security firms, hacks and exploits across the digital asset industry resulted in approximately $768 million in reported gross losses during September 2026, some of which were subsequently recovered. According to the FBI, on October 29, 2026, unauthorized third parties transferred more than $6 billion in digital assets from wallets attributed to Binance, the largest digital asset trading platform by trading volume. Blockchain analytics firm TRM Labs characterized the incident as the largest theft of digital assets on record. A security incident involving a major trading platform may affect confidence in, and trading activity across, the broader ether and crypto markets, including on the Constituent Platforms. Because the Index is based on prices from a limited number of Constituent Platforms, any resulting disruption on those platforms could affect the Index price. To the extent that ether is compromised in a hack or is acquired by exchanging other stolen assets for ether, that ether cannot be frozen by an issuer, and any sale of that ether in the market could exert downward pressure on the price of ether or lead to the suspension of key ether markets, including decentralized finance protocols. Such incidents, particularly one of this scale, may undermine confidence in digital asset platforms, networks and markets, adversely affect liquidity and trading activity, lead to withdrawal suspensions or other disruptions at digital asset platforms, increase regulatory and enforcement scrutiny, affect the liquidity or value of ether held by the Trust, and contribute to volatility or declines in the price of ether and the value of the Shares.

The prices of some digital assets, including ether, may continue to fluctuate in response to actual or perceived political, legislative, regulatory and enforcement developments in the United States. Following the 2024 U.S. presidential election, the current administration has stated policy positions and taken actions that some market participants may view as supportive of the digital asset industry, including actions directed at promoting U.S. leadership in digital assets and financial technology and encouraging greater regulatory clarity for blockchain technology and digital assets. In addition, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (“GENIUS Act”), which establishes a federal framework for payment stablecoins, was enacted in July 2025. Throughout 2026, proposed regulations implementing the GENIUS Act have been issued by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, the U.S. Department of the Treasury and the Office of Foreign Assets Control addressing the requirements with respect to payment stablecoins and their issuers, including reserve, redemption, prudential risk and anti-money laundering requirements. As a result, the regulatory framework implementing the GENIUS Act remains pending and its final scope and effects are uncertain. The Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”), which is intended to establish a federal market-structure framework for certain digital assets, passed the U.S. House of Representatives in July 2025 and was advanced by the U.S. Senate Committee on Banking, Housing, and Urban Affairs in May 2026. On September 15, 2026, the Senate failed to invoke cloture on a motion to proceed to consideration of the CLARITY Act by a vote of 49–50. The CLARITY Act has not been enacted, and its prospects remain uncertain. In the absence of comprehensive federal market-structure legislation, the SEC and CFTC have continued to pursue regulatory initiatives under their existing authorities, including rulemaking proposals, interpretations and guidance concerning digital assets. These initiatives may be revised, withdrawn or challenged and may not eliminate regulatory uncertainty for digital asset market participants.

Market expectations regarding the administration, Congress, federal regulators, or future legislation or rulemaking may contribute to increases in digital asset prices or valuations. There can be no assurance that those expectations will be realized, that any enacted or proposed legislation or regulation will benefit the digital asset industry generally or ether specifically, or that digital asset prices will rise or maintain their current levels. Delays in, changes to, or adverse developments relating to implementation of the GENIUS Act, enactment of the CLARITY Act or similar legislation, or other federal or state regulatory actions, including SEC and CFTC rulemaking, interpretations and guidance, could negatively affect market sentiment, liquidity, trading activity, or the prices of digital assets, including ether. Any resulting decline in the price of ether could cause a reduction in the value of the Shares and cause Shareholders to suffer losses. Moreover, there can be no assurance that political sentiments toward the digital asset industry, or market perceptions of those sentiments, will not shift over time.

On March 6, 2025, President Trump issued an executive order for the “Establishment of the Strategic Bitcoin Reserve and United States Digital Asset Stockpile” (the “Order”). The Order requires the Secretary of the U.S. Department of the Treasury to establish two offices to administer and maintain a “Strategic Bitcoin Reserve” (the “Bitcoin Reserve”) and a U.S. Digital Asset Stockpile (the “Digital Asset Stockpile”), respectively. The Bitcoin Reserve is intended to be capitalized with bitcoin forfeited as part of U.S. criminal or civil proceedings or in satisfaction of penalties imposed by executive agencies. The Order directs the Secretaries of the U.S. Treasury Department and the U.S. Department of Commerce to develop budget-neutral strategies for acquiring additional bitcoin for the Bitcoin Reserve. As established by the Order, the Bitcoin Reserve will not contain ether, and there can be no assurance, and there is no present indication, that it would be changed to include ether in the future. The Digital Asset Stockpile is intended to be capitalized initially with digital assets other than bitcoin forfeited as part of criminal or civil asset forfeiture proceedings, which could include ether; however, there will be no new acquisitions of ether as part of the Digital Asset Stockpile. The anticipation of a U.S. government-funded strategic cryptocurrency reserve may have motivated large-scale purchases of ether in the expectation of the U.S. government potentially acquiring ether to fund such an expected reserve, and the market price of ether may have decreased as a result of the ultimate content of the Order, which did not ultimately provide for acquisition of ether as part of the Bitcoin Reserve, though ether could be held as part of the Digital Asset Stockpile. While legislation has been introduced in the U.S. Senate and the U.S. House of Representatives, which would direct the acquisition of one million bitcoin by the federal government over a five-year period, no such similar federal legislation has been introduced that would provide for acquiring ether. Even if such legislation providing for the acquisition of ether were to be introduced at the federal level, it could fail to pass. In addition, in May 2026, legislation styled the American Reserve Modernization Act of 2026 was introduced in the U.S. House of Representatives, which would, among other things, establish the Bitcoin Reserve and a Digital Asset Stockpile in statute and require the consolidation of digital assets held by federal agencies within the U.S. Department of the Treasury. On September 16, 2026, the House Committee on Financial Services approved the legislation, as amended, by a vote of 28–21, advancing it for consideration by the full House of Representatives. Bills have also been introduced in several state legislatures to authorize the acquisition of bitcoin by state governments or their instrumentalities, some of which have failed to pass; however, the Sponsor is not aware as of the date of this report that similar legislation at the state level has been introduced in respect of ether, in the same quantity as legislation in respect of bitcoin. If now or in the future, the U.S. federal government or any state government or any instrumentality thereof does not announce ether acquisition plans or does announce such plans, but these plans fall short of market expectations, the price of ether may decline, which may impact Share value. Even if government acquisitions of ether were to occur or if legislation requiring acquisitions of ether is enacted, the price of ether may decline if there are implementation challenges, unexpected difficulties, or policy or legal reversals, any of which may negatively impact Share value. Further, executive orders such as the Order are subject to change and can be reversed or overturned. The enduring existence and size of the Digital Asset Stockpile is subject to complex challenges and uncertainty that makes it difficult to evaluate its effect on the value of ether and the Shares, now or in the future. There can be no assurance that any particular legislation will ever be introduced or passed at either the federal or state level providing for the acquisition of ether by governmental instrumentalities.

Extreme volatility in the future, including further declines in the trading prices of ether, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. The Trust is not actively managed and will not take any action to take advantage of, or mitigate the impacts of, volatility in the price of ether.

Digital asset treasury companies risk.

Since 2020, a number of companies engaged in businesses outside the digital asset industry have begun to hold their corporate treasuries in digital assets instead of in fiat currency (“digital asset treasury companies”). In some cases, these companies have raised funds through financing or securities offerings and applied the proceeds to purchase digital assets, including ether.

Digital asset treasury companies are a relatively new phenomenon and it is difficult to predict their long-term sustainability, and therefore their impact to digital asset markets, and to the Trust. In 2026, certain digital asset treasury companies have experienced significant declines in their market valuations, which may limit their ability to raise additional financing to acquire digital assets, including ether, or increase pressure to sell their existing holdings. Digital asset treasury companies may increase procyclical dynamics in the market because they may purchase digital assets, such as ether, when prices are rising and they may in certain circumstances be forced to sell such assets when prices are decreasing, potentially causing downward pressure on ether prices in a falling market (causing prices to fall faster than they otherwise would). Digital asset treasury companies could cause greater volatility in digital asset markets, including markets for ether. Negative events or sentiment surrounding digital asset treasury companies could affect the market for ether. The increase of consolidated positions in ether held by digital asset treasury companies could affect the operation of the Ethereum blockchain. One digital asset treasury company, BitMine Immersion Technology Inc. (“BitMine Immersion”), held approximately 2.8% of ether’s supply as of November 3, 2025. If BitMine Immersion or another similarly situated digital asset treasury company begins to operate validators, it could gain influence in how the Ethereum blockchain operates. The foregoing or similar events involving digital asset treasury companies could adversely affect holders of Shares in the Trust.

Tokenization of the Shares by unaffiliated third parties could adversely affect the liquidity and trading price of the Shares.

On September 17, 2026, the SEC issued temporary, conditional exemptive relief permitting certain Tokenized Securities Venues (“TSVs”) to facilitate trading in tokenized NMS stocks, including exchange-traded products such as the Shares. Under this relief, the Shares may be tokenized by an unaffiliated third party and made available for trading on a TSV without the Trust’s or Sponsor’s affirmative consent, provided that the TSV gives the Trust prior written notice and the Trust does not object within 30 calendar days after receiving such notice. The Trust may not receive the notice sent by a TSV or may choose not to object to one or more of such notices. The Trust may also consider whether it will tokenize the Shares using an on-chain transfer agent. On September 1, 2026, the SEC also proposed amendments to its rules governing registered transfer agents, including changes addressing tokenized securities recordkeeping and the processing and safeguarding of securities. The proposal has not been adopted, and any final rules could affect the manner in which tokenized Shares are recorded or transferred, potentially creating additional costs or operational risks for the intermediaries involved.

Unaffiliated third parties, including issuers and trading platforms located outside the United States, also offer tokens and other digital instruments that are designed to track the price of, or provide economic exposure to, U.S.-listed equity securities, including exchange-traded products, and such instruments may reference the Shares. These instruments are not issued, sponsored or endorsed by the Trust or the Sponsor, are not subject to the notice and objection process that applies to TSVs, are generally not offered to U.S. persons and may not be registered with, or subject to oversight by, the SEC. As a result, the Trust and the Sponsor may not be aware that such instruments exist. Depending on their structure, they may take the form of derivative contracts with, or debt securities issued by, the third party, and they may or may not be backed by Shares held by a third party’s custodian. Such instruments may not confer any rights to assets held by the Trust or the Sponsor, and a holder’s rights instead are tied to the third party’s assets, custody and recordkeeping arrangements or its creditworthiness and performance.

If tokenized Shares were made available for trading on a TSV, or tokens referencing the Shares were offered outside the TSV framework, the Trust and the Sponsor would not control the trading or pricing mechanisms of the relevant venue or issuer or the custody arrangements for such tokens. Trading on separate venues, including at times when NASDAQ is closed, could fragment liquidity or cause such tokens to trade at prices that significantly differ from the market price of the Shares on NASDAQ or the Trust’s NAV, potentially adversely affecting the liquidity or trading price of the Shares. In addition, investors may not understand how such tokens differ from the Shares, and any failure, mispricing, insolvency, security breach, regulatory action or other adverse development involving such tokens or the venues or issuers that offer them, or any confusion about their relationship to the Trust, could adversely affect the reputation of the Trust or the Sponsor or the price or demand for the Shares.

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

●

Digital assets, including ether, are controllable only by the possessor of both the unique public key and private key or keys relating to the Ethereum network address, or “wallet,” at which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. One method of protecting private keys is “cold storage,” in which private keys are stored offline rather than on internet-connected devices. Although cold storage is generally considered a more secure means of safeguarding private keys, it does not eliminate the risk of theft or compromise, including through vulnerabilities in the hardware or software used to generate or safeguard private keys. For example, beginning in July 2026, attackers reportedly exploited a firmware vulnerability affecting certain Coldcard hardware wallets to derive private keys and steal approximately $116 million in bitcoin without physically accessing the affected devices. The loss, theft, compromise or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, stolen, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network, resulting in the total loss of the value of the digital asset linked to the private key.

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

●

Moreover, in the past, bugs, defects, and flaws in the source code for digital assets have been exposed and exploited, including flaws that disrupted normal Ethereum network, Ethereum Client, or dApp and smart contract operations or disabled related functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. For example, in May 2023, the main Ethereum network itself reportedly suffered outages or bugs that for a short time prevented transactions from finalizing and being recorded in blocks twice in two days. Major Ethereum Clients which nodes use to access the Ethereum network, such as Geth, Besu and Nethermind, have in the past suffered outages or disruptions due to bugs. For more on an unplanned fork involving Geth clients, see “—A temporary or permanent “fork” could adversely affect the value of the Shares.” The cryptographic algorithms securing the Ethereum network, in particular its elliptic-curve signature schemes, could prove to be flawed or otherwise vulnerable to advances in computing technology, particularly quantum computing. Quantum computing technology is an emerging phenomenon which, because it is still developing, makes it difficult to predict its ultimate effect on the future value of ether and other digital assets. However, if quantum computing technology is able to advance and significantly increase its capacity relative to the capacity of today’s leading quantum computers, it could potentially undermine the viability of many of the cryptographic algorithms used across the world’s information technology infrastructure, including the cryptographic algorithms used for digital assets like ether. In particular, the Ethereum network relies on elliptic-curve cryptography not only for the digital signatures used to authorize transfers of ether from user accounts, but also for the digital signatures used by validators to secure the Ethereum network’s proof-of-stake consensus mechanism and for certain cryptographic commitments and proofs used to verify data on, and support applications built on, the Ethereum network. A sufficiently advanced quantum computer could potentially derive private keys from public keys that have been exposed on the Ethereum blockchain, including public keys that are exposed when an account initiates a transaction. The extent of this risk may depend on, among other things, whether public keys have been exposed, account usage patterns, the timing and manner of transfers, and the wallet-generation, key-management and transaction-signing practices of the Ether Custodian and other service providers. If quantum computing is able to advance in that way, there is a risk that quantum computing could result in the cryptography underlying the Ethereum network becoming ineffective, which, if realized, could compromise the security of the Ethereum network, including its consensus mechanism, or allow a malicious actor to compromise the wallets holding ether owned by the Trust or others on the Ethereum network, which would result in losses to Shareholders. The potential risks posed by advances in quantum computing have also attracted attention from U.S. policymakers. On August 24, 2026, the U.S. Department of the Treasury announced the establishment of a Quantum‑Readiness Task Force to support the financial sector’s transition to post-quantum cryptography, including a workstream focused on digital assets and emerging technology risks. While various actors in the Ethereum community are taking steps to enable the use of post‑quantum or quantum‑resistant cryptographic algorithms, there is no guarantee that new post‑quantum or quantum-resistant architectures will be built and appropriate transitions will be implemented across the multiple layers of the Ethereum network at scale in a timely manner or that any such transition would occur without bugs, security vulnerabilities, increased transaction costs, reduced network functionality or other disruption; any such changes could require the achievement of broad consensus within the Ethereum network community and a fork (or multiple forks), and there can be no assurance that such consensus would be achieved or the changes implemented successfully. See “—Changes in the governance of a digital asset network may not receive sufficient support from users and validators, which may negatively affect that digital asset network’s ability to grow and respond to challenges” and “—A temporary or permanent “fork” could adversely affect the value of the Shares.” If any of the foregoing were to occur, it could result in losses to Shareholders. In any of these circumstances, a malicious actor may be able to compromise the security of the Ethereum network or take the

Trust’s ether, which would adversely affect the value of the Shares. In addition, because a significant amount of ether is held in accounts whose public keys have already been exposed, a sufficiently advanced quantum computer could be used to misappropriate that ether, even if the Trust’s own ether were not compromised, undermining confidence in the Ethereum network and depressing the price of ether, which would adversely affect the value of the Shares. Moreover, normal operations and functionality of the Ethereum network may be negatively affected. Such losses of functionality could lead to the Ethereum network losing attractiveness to users, nodes, validators, or other stakeholders, thereby dampening demand for ether. Even if another digital asset other than ether were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

●

The Ethereum network has been in the process of implementing a series of software upgrades and other changes to its protocol, which were previously referred to collectively as “Ethereum 2.0” and some of which were implemented during 2022, such as the Bellatrix and Paris planned forks (defined below) that transitioned the Ethereum network from a proof-of-work consensus mechanism to a proof-of-stake consensus mechanism (“the Merge”). These upgrades have resulted in, and are expected to continue to result in, changes to the Ethereum network. Many of the contemplated upgrades to the Ethereum network will include updates to material aspects of its source code. Although some of these upgrades have been successfully implemented, such as the Merge, which was completed in September 2022, there is no guarantee that there are not undiscovered flaws that will emerge in the future even in upgrades previously considered successful, and previously successful upgrades do not guarantee that future upgrades will be successful. Any such undiscovered flaws, or the failure to properly implement future changes, could have a material adverse effect on the value of ether and the value of the Shares. One completed upgrade is known as the “Shanghai” upgrade, which allows users to unstake their ether and remove it from the relevant smart contract. As a result of these or future upgrades, it is possible that significant volumes of currently locked and illiquid ether could become unlocked and sold, which could increase volatility in ether prices or have a material adverse effect on the value of ether and the value of the Shares. Upgrades currently being considered to increase throughput and promote scaling, such as “sharding” the Layer 1 Ethereum network or greater reliance on so-called “Layer 2” solutions, could have effects which are difficult to anticipate at this time, but could - if unsuccessfully implemented, or if they contain undiscovered flaws - materially adversely impact or even effectively eliminate the value of ether, and therefore impact the price of the Shares. In addition, the acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and validators in a digital asset network could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate networks. See “—A temporary or permanent “fork” could adversely affect the value of the Shares” for additional information.

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

On March 13, 2024, the Ethereum network underwent a planned fork called “Dencun” implementing a series of EIPs. EIP 4844, which some commentators perceive to be the most significant EIP within the Dencun series, is intended to improve the economics of Layer 2s by reducing transaction fees for Layer 2s who batch transactions executed on the Layer 2s and upload them as a batch (or as a single proof) onto the main Layer 1 Ethereum network. Among other objectives, the Dencun software upgrade was designed to provide Layer 2 scaling solutions a designated storage space on the Layer 1 Ethereum network, called Binary Large Objects (“blobs”), which attach large data chunks to transactions on the Layer 1 Ethereum network and are recorded on its blockchain. The data in blobs become inaccessible on the Layer 1 Ethereum network after a temporary period (three weeks), unlike the previous method of storing batched data from Layer 2s on the Layer 1 Ethereum network, which was stored permanently. The cost of accessing the temporary storage in blobs is expected by proponents of the Dencun upgrade to be substantially lower than the cost of storing the data on the Ethereum Layer 1 network permanently, making Layer 2s more cost-efficient to operate and, some commentators hope, more attractive as a scaling solution. Immediately following the upgrade, some Layer 2s reportedly experienced reduced transaction fees when batching transactions to the main Layer 1 Ethereum network, which in turn lowered the transaction costs for executing transactions on such Layer 2s, but this also is believed to have resulted in ether prices (ether being the native asset of the Layer 1 Ethereum network) dropping as well, due in part to the reduced demand for ether to pay the transaction costs of recording data on the Layer 1 Ethereum network. Decreased ether prices could have an adverse effect on the value of the Shares.

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

In December 2025, the Ethereum network implemented the Fusaka hard fork, which was designed to expand data capacity, reinforce defenses against denial-of-service attacks, and introduce new tools for developers and users, among others. The main feature of the Fusaka upgrade is a new way of handling the data in the blobs introduced by the Dencun upgrade, which was designed to create improvements for Layer 2s to store data on the main Ethereum network. The Ethereum core developers have announced a further planned upgrade, referred to as Glamsterdam, which was activated on the Sepolia testnet on October 6, 2026 and is currently expected to be implemented on the Ethereum mainnet in the fourth quarter of 2026, although a mainnet activation date has not been announced. The Ethereum core developers have also identified a subsequent planned upgrade, referred to as Hegotá, which is currently targeted for 2027. As with any change to software code, planned forks such as Glamsterdam could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, security risks, problematic incentive structures, or otherwise fail to work as intended or achieve the expected benefits that proponents hope for in the short term or the long term, which could also have an adverse effect on adoption of the Ethereum network and the value of ether, and therefore the Shares.

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

Forks may also occur as a digital asset network community’s response to a significant security breach. For example, in July 2016, Ethereum underwent a hard fork between the Layer 1 Ethereum network and a new digital asset running on a “forked” branch of the network, Ethereum Classic, as a result of the Ethereum network community’s response to a significant security breach. In June 2016, an anonymous hacker exploited a smart contract running on the Ethereum network to siphon approximately $60 million of ether held by The DAO, a decentralized autonomous organization, into a segregated account. In response to the hack, and after a contentious debate, most participants in the Ethereum community elected to adopt a hard fork that effectively reversed the hack, and this network constitutes the Layer 1 Ethereum network. However, a minority of users continued to develop the original blockchain, now referred to as “Ethereum Classic”, which is not backwards compatible with the Layer 1 Ethereum network and is considered a forked branch, with the native digital asset on that blockchain now referred to as Ethereum Classic, or ETC. ETC now trades on several digital asset platforms. Following the July 2016 hard fork between the Ethereum and Ethereum Classic networks, new security concerns surfaced. Replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum exchanges through at least October 2016. An Ethereum exchange announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018, and security concerns could similarly surface in connection with future hard forks.

An unplanned fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of Ethereum Client software that nodes run and use to access the Ethereum network. For example, such an unplanned fork reportedly occurred in the Go-Ethereum (“Geth”) client, which is a popular Ethereum Client that many nodes use to access the Ethereum network and whose developers are financially supported by the Ethereum Foundation. In November 2020, a bug was discovered in Geth (but not the other Ethereum Clients at the time, such as Besu, OpenEthereum, and Nethermind), and a patch was released that all nodes using the Geth client were supposed to download and apply simultaneously. However, not all nodes using Geth did so, resulting in the non‑patched Geth nodes temporarily running a different version of the Ethereum blockchain than the patched Geth nodes and nodes using other Ethereum Clients. This temporarily created two conflicting versions of the Ethereum blockchain, causing the nodes using the non‑patched Geth version to be unable to reach consensus with the rest of the nodes on the Ethereum blockchain, interrupting the non‑patched Geth nodes’ access to the Ethereum network. For example, Infura, which is a node operator that provides services to major Ethereum smart contracts, wallet software providers like MetaMask, ether trading platforms, and other market participants, reportedly ran numerous nodes using the Geth client. Infura’s Geth client running nodes reportedly used the outdated, non-patched Geth version initially, which is said to have caused those nodes to be on the minority blockchain, impacting transaction execution, validation, and recording on the main Layer 1 Ethereum network for Infura’s customers - such as Ethereum‑based smart contracts, wallet providers like MetaMask, ether trading platforms, etc. - until Infura was able to apply the software update released by the Geth client developers to Infura’s nodes that use Geth as their Ethereum Client. Ultimately, the problem was reportedly fixed by releasing a new upgraded version of Geth that all nodes using the Geth client were to promptly download. This reportedly harmonized the conflicting versions and restored synchronization among Geth nodes, fixing the problem and restoring access to the Ethereum network, including for Infura and its customers.

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

On August 18, 2026, the SEC proposed Regulation Crypto Assets, which would establish registration exemptions for certain investment contracts involving crypto assets and a conditional safe harbor addressing when a crypto asset ceases to be subject to an investment contract. The proposal has not been adopted, may be revised or withdrawn, and does not address exchange-traded products such as the Trust. The Sponsor cannot predict whether Regulation Crypto Assets will be adopted or how these or other regulatory developments could affect digital asset markets, the price of ether or the value of the Shares.

Notwithstanding the SEC’s current interpretation that ether is not itself a security, a court could reach a different conclusion under existing law, or future legislative or regulatory developments could result in ether being treated as a security under the federal securities laws. Any such determination or development could materially adversely affect the Trust and the value of the Shares.

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

A number of foreign jurisdictions have taken regulatory action aimed at digital asset activities. China has made transacting in crypto assets illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. The United Kingdom’s Financial Services and Markets Act 2023 (the “FSMA”) received royal assent in June 2023. According to publicly available government materials, the FSMA brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the Parliament of the European Union approved the text of the Markets in Crypto-Assets

Regulation (“MiCA”) in April 2023, establishing a regulatory framework for digital asset services across the European Union. Certain parts of MiCA became effective as of June 2024 and the remainder became effective as of December 2024. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. The transitional period for crypto-asset service providers under MiCA ended on July 1, 2026. In June 2026, the United Kingdom’s Financial Conduct Authority published final cryptoasset rules, which are expected to take effect in October 2027. Foreign laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of ether. Moreover, other events, such as the interruption in telecommunications or internet services, cyber-related terrorist acts, civil disturbances, war or other catastrophes, could also negatively affect the digital asset economy in one or more jurisdictions. For example, Russia’s invasion of Ukraine on February 24, 2022 led to volatility in digital asset prices, with an initial steep decline followed by a sharp rebound in prices. The effect of any future regulatory change or other events on the Trust or ether is impossible to predict, and such change could be substantial and adverse to the Trust and the value of the Shares.

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

On October 5, 2026, the CFTC issued an advance notice of proposed rulemaking concerning Regulation Crypto Asset Transactions (“Regulation CTX”) and Regulation Crypto Asset Markets (“Regulation CAM”), seeking comment on potential rules governing certain retail crypto asset transactions and an optional federal registration framework for crypto asset trading venues. The CFTC has not proposed or adopted rules through this notice, and any subsequent rulemaking could affect the operation of digital asset trading platforms, trading activity or liquidity in ether markets, which could adversely affect the price of ether and the value of the Shares.

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

The regulatory landscape surrounding Staking Activities is highly uncertain and may expose the Sponsor, the Ether Custodian, Staking Services Providers, and the Trust and its Shareholders to unforeseen litigation or potential SEC enforcement actions. For example, there is a risk that the Staking Arrangements could constitute an “investment contract” under the federal securities laws and therefore be deemed a security, requiring registration or reliance on an exemption from registration. In May 2025, staff of the SEC Division of Corporation Finance issued a statement (the “SEC Staking Statement”) expressing the view that certain staking activities do not involve the offer and sale of securities within the meaning of the federal securities laws, and the Sponsor believes that the Staking Arrangements satisfy the criteria set forth in this statement. However, the SEC Staking Statement is not a rule, regulation, guidance, or statement of the SEC, and has no legal force or effect. In addition, on March 17, 2026, the SEC issued the Interpretive Release, in which the SEC reached a similar conclusion with respect to certain staking activities. Although the Interpretive Release represents the official position of the SEC, it is not itself a statute or binding rule, and a court or future administration could take a different view. Accordingly, there is a risk that a court could disagree with the views expressed in the SEC Staking Statement or that the SEC could withdraw the statement. In that case, or if ether were deemed a security, there would also be a risk that a Staking Provider could be deemed to be acting as a broker-dealer, on the basis that the Staking Provider is receiving a commission for effecting the staking transactions and receipt of Staking Consideration.

The treatment of digital assets and Staking Activities for U.S. federal income tax purposes is uncertain.

Assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, each beneficial owner of Shares will be treated for U.S. federal income tax purposes as the owner of an undivided interest in ether (and, if applicable, any Incidental Rights and IR Digital Asset) held in the Trust. Due to the new and evolving nature of digital assets and the absence of comprehensive guidance with respect to digital assets, many significant aspects of the U.S. federal income tax treatment of digital assets (including digital currencies) are uncertain.

In 2014, the IRS released a notice (the “Notice”) discussing certain aspects of “convertible virtual currency” (that is, digital currency that has an equivalent value in fiat currency or that acts as a substitute for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital currency (i) is “property” (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital currency. Moreover, in 2023, the IRS released a revenue ruling that provided guidance on digital currency staking, including guidance to the effect that staking rewards will, under certain circumstances, be treated as giving rise to taxable income (the “2023 Staking Tax Guidance”). In 2025, the IRS released the 2025 Staking Tax Guidance establishing a safe harbor pursuant to which, if all the requirements listed in the 2025 Staking Tax Guidance are satisfied, a trust’s authorization pursuant to its trust agreement to stake its digital assets will not prevent the trust from qualifying as a grantor trust for U.S. federal income tax purposes, which safe harbor was clarified, modified, and superseded in October 2026 by a further revenue procedure (the “2026 Staking Tax Guidance” and, together with the 2023 Staking Tax Guidance and the 2025 Staking Tax Guidance, the “Staking Tax Guidance”). Under the 2026 Staking Tax Guidance, if all of its requirements are satisfied, neither the authorization to stake nor the resulting staking will prevent the trust from qualifying as an investment trust and a grantor trust for U.S. federal income tax purposes. The Sponsor intends to take the position that the Staking Activities meet the requirements of the 2026 Staking Tax Guidance and are consistent with the Trust’s qualification as a grantor trust. However, there can be no assurance that the Staking Activities will be conducted in a manner so as to qualify or remain qualified for the safe harbor of the 2026 Staking Tax Guidance. If the IRS were to successfully challenge the position that the Staking Activities meet the requirements of the 2026 Staking Tax Guidance and are otherwise consistent with the Trust’s qualification as a grantor trust, the Trust would not qualify as a grantor trust for U.S. federal income tax purposes.

The Notice, the Ruling & FAQs, and the Staking Tax Guidance do not address other significant aspects of the U.S. federal income tax treatment of digital assets and staking activities. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions.

Future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital currency that is “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Trust will hold certain types of digital assets that are not within the scope of the Notice.

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice, the Ruling & FAQs and the Staking Tax Guidance. It is also unclear what additional guidance on the treatment of digital assets or staking activities for U.S. federal income tax purposes may be issued in the future. Legislation could also increase the tax liability of the Trust or its Shareholders or adversely affect the Trust’s grantor trust status. Any future legislation or guidance on the treatment of digital assets or staking activities for U.S. federal income tax purposes could increase the expenses of the Trust and could have an adverse effect on the prices of digital currencies, including on the price of ether in the digital asset markets. As a result, any such future legislation or guidance could have an adverse effect on the value of the Shares.

Shareholders are urged to consult their tax advisers regarding the tax consequences of owning and disposing of Shares and digital assets, as well as staking activities, in general.

Future developments regarding the treatment of digital assets and Staking Activities for U.S. federal income tax purposes could adversely affect the value of the Shares.

As discussed above, many significant aspects of the U.S. federal income tax treatment of digital assets, such as ether, are uncertain, and it is unclear what guidance or legislation on the treatment of digital currency for U.S. federal income tax purposes may be issued or enacted in the future. It is possible that any such guidance would have an adverse effect on the prices of digital assets, including on the price of ether in digital asset platforms, and therefore may have an adverse effect on the value of the Shares.

Because of the evolving nature of digital assets, it is not possible to predict potential future developments that may arise with respect to digital assets, including forks, airdrops and similar occurrences. Such developments may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. Moreover, certain future developments (including the potential issuance of IRS guidance or enactment of legislation that is contrary or otherwise adverse to the position taken by the Trust regarding the U.S. federal income tax characterization of staking activities) could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for U.S. federal income tax purposes.

Shareholders could incur a tax liability without an associated distribution of the Trust.

In the normal course of business, the Trust expects to receive certain Staking Consideration that gives rise to taxable income, and, in addition, it is possible that the Trust could incur a taxable gain in connection with the sale of ether (such as sales of ether to obtain fiat currency with which to pay the Sponsor’s Fee or Trust expenses, and including deemed sales of ether as a result of the Trust using ether to pay the Sponsor’s Fee or its expenses). In each case, such event may not be associated with a distribution to Shareholders. Accordingly, Shareholders may be subject to tax due to the grantor trust status of the Trust even though there is not a corresponding distribution from the Trust. In addition, to fund cash distributions of Staking Consideration, the Trust may sell Staking Consideration and/or a portion of its ether, which may result in taxable income to Shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 840,000 Shares (21 Baskets) were redeemed during the quarter ended September 30, 2026.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share
07/01/26 to 07/31/26	200,000	$21.8289
08/01/26 to 08/31/26	—	—
09/01/26 to 09/30/26	640,000	30.8705
Total	840,000	$28.7177

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Trust hereby incorporates by reference herein Exhibit 99.1 of this report, which includes information provided by Malaysia Airports Holdings Berhad.

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

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

99.1*	Section 13(r) Disclosure

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,
Sponsor of the iShares Staked Ethereum Trust ETF (registrant)

/s/ Jay Jacobs

Jay Jacobs
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 6, 2026

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 6, 2026

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.